Form 10-Q
period 2004-09-30
Language Line Holdings, Inc.
filed 2004-11-19
CIK 1301406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to              .

Commission file number 333-118754

Language Line Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0997806
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Lower Ragsdale Drive

Building 2

Monterey, CA 93940

(877) 886-3885

(Address, zip code, and telephone number, including

area code, of registrant’s principal executive office.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Language Line Holdings, LLC. owns 100% of the registrant’s common stock.

FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Language Line Holdings, Inc. (the “Company”) cautions readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements”. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The “forward looking statements” contained in this report are made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company.

The Company disclaims any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

		Page
Part 1. Financial Information

Item 1.	Financial Statements (Unaudited)	1 -6

	Condensed Consolidated Balance Sheets – December 31, 2003 and September 30, 2004

	Condensed Consolidated Statements of Operations – Three months ended September 30, 2003 and September 30, 2004; Nine months ended September 30, 2003 and September 30, 2004

	Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2003 and September 30, 2004

	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures of Market Risk	11

Item 4.	Controls and Procedures	12

Part 2. Other Information

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

Signatures		13

Certifications		14 -15

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31, 2003	September 30, 2004
ASSETS

Current assets:

Cash	$4,571	$19,445
Account receivable-net of allowance for doubtful accounts	21,603	21,101
Prepaid expenses and other current assets	1,909	1,360
Refundable income taxes	—	118
Deferred taxes on income	1,230	—

Total current assets	29,313	42,024

Property and equipment, net	6,394	6,268
Goodwill	203,619	408,915
Intangible assets-net accumulated amortization	11,917	448,928
Deferred financing costs-net of accumulated amortization	10,780	15,641
Other assets	1,402	1,225

Total assets	$263,425	$923,001

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$658	$736
Accrued payroll and related benefits	2,573	1,686
Accrued cost of interpreters	1,391	1,255
Other accrued liabilities	3,006	10,975
Income taxes payable	820	—
Current portion of derivative contracts liability	3,301	—
Current portion of long-term debt	26,504	13,671

Total current liabilities	38,253	28,323

Long-term debt	209,276	276,210
Senior subordinated notes	—	160,864
Senior discount notes	—	57,354
Deferred taxes on income	22,474	176,059

Total liabilities	270,003	698,810

Stockholders’ equity (deficit):
Common stock, $.001 par value per Predecessor share, 1,050,000 authorized and 983,200 issued shares at December 31, 2003; $.01 par value per Language Line, Inc. share and 1,000 shares authroized, issued and outstanding at September 30, 2004	1	1
Additional paid-in capital	6,414	226,288
Retained earnings (accumulated deficit)	(12,741)	(2,098)
Less: Treasury stock; 21,450 shares at cost at December 31, 2003.	(252)	—

Total stockholders’ equity (deficit)	(6,578)	224,191

Total liabilities and stockholders’ equity (deficit)	$263,425	$923,001

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Predecessor		Predecessor	Predecessor
	Three months ended September 30, 2003	Three months ended September 30, 2004	January 1, 2003 to September 30, 2003	January 1, 2004 to June 11, 2004	June 12, 2004 to September 30, 2004
Revenues	$35,396	$36,228	$105,396	$64,692	$43,616
Cost of services:
Interpreters	9,625	10,058	30,629	18,374	11,928
Telecommunications	1,570	1,481	5,308	2,882	1,737
Answer points	132	122	411	256	148

Total cost of services	11,327	11,661	36,348	21,512	13,813

Gross margin	24,069	24,567	69,048	43,180	29,803
Other expenses:
Selling, general and administrative expenses	8,171	5,558	19,670	10,423	6,760
Interest - net	2,572	11,635	8,693	5,982	14,225
Merger related expenses	—	64	—	9,848	64
Depreciation and amortization	915	9,907	2,686	1,735	11,911

Total other expenses	11,658	27,164	31,049	27,988	32,960

Income (loss) before income taxes	12,411	(2,597)	37,999	15,192	(3,157)
Income tax provision (benefit)	4,810	(841)	14,710	5,968	(1,059)

Net income (loss)	$7,601	$(1,756)	$23,289	$9,224	$(2,098)

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Predecessor	Predecessor
	January 1, 2003 to September 30, 2003	January 1, 2004 to June 11, 2004	June 12, 2004 to September 30, 2004
Cash flows from operating activities:
Net income (loss)	$23,289	$9,224	(2,098)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,686	1,735	11,911
Amortization of deferred financing costs	1,268	1,225	658
Deferred taxes on income	4,644	1,300	(3,078)
Tax benefit from stock options exercised	—	6,094	—
Loss on disposal of property	106	19	—
Loss (gain) from derivative instruments	(2,820)	(1,886)	27
Loss on write-off of deferred financing costs	—	9,555	—
Accretion of discount on long-term debt	—	—	2,458
Effect of changes in operating assets and liabilities:
Accounts receivable	(914)	335	166
Prepaid expenses and other current assets	(437)	(150)	686
Other assets	(56)	(25)	(92)
Accounts payable	144	(450)	528
Income taxes payable/refundable	(88)	(5,495)	4,634
Accrued payroll and other liabilities	(4,003)	(1,457)	7,025

Net cash provided by operating activities	23,819	20,024	22,825

Cash flows from investing activities:
Purchase of property	(2,193)	(860)	(868)
Acquisition of predecessor, net of cash acquired	—	—	(716,224)

Net cash used in investing activities	(2,193)	(860)	(717,092)

Cash flows from financing activities:
Long-term debt borrowings	102,000	—	507,500
Long-term debt repayments	(49,432)	(12,260)	(3,779)
Distribution to stockholders	(70,035)	—	—
Purchase of derivative instruments	(357)	—	—
Loan fees and other financing costs	(3,740)	—	(16,298)
Proceeds from issuance of common stock	—	—	226,289
Purchase of treasury stock	(52)	—	—

Net cash provided by (used in) financing activities	(21,616)	(12,260)	713,712

Net increase in cash	10	6,904	19,445
Cash - beginning of period	4,930	4,571	—

Cash - end of period	$4,940	$11,475	$19,445

Additional cash flow information:
Interest paid	$7,786	$7,177	$4,791

Net income taxes paid (refunds)	$10,267	$4,069	$(2,624)

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended September 30, 2004 and the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 of the Language Line Holdings, Inc., which are included in the Registration Statement on Form S-4/A filed with the SEC on November 12, 2004.

In accordance with the rules and regulations of the SEC, unaudited condensed consolidated financial statements may omit or condense certain information and disclosures normally required for a complete set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by GAAP. We believe that the notes to the condensed consolidated financial statements contain disclosures adequate to make the information presented not misleading.

Organization - Language Line Holdings, Inc. (the “Predecessor”) is a Delaware corporation formed in December 1999 as a holding company for Language Line, LLC (“LLC”) and its subsidiaries. LLC was incorporated during February 1999 as a Delaware limited liability company. LLC provides over-the-phone interpretation services, from English into over 150 different languages 24 hours a day, seven days a week. Such services are provided mainly to the non-English speaking business population in the U.S. and Canada covering various industries such as insurance, healthcare, financial, utilities and government, providing a cost effective alternative to staffing in-house multilingual capabilities or using face-to-face interpretation. LLC provides services to its customers on credit and does not require collateral. However, it performs ongoing credit evaluations of its customers’ financial condition and seeks to limit its exposure to losses from bad debts by limiting the amount of credit extended. The Predecessor was acquired on June 11, 2004 by Language Line, Inc. (“LLI”) in a transaction accounted for under the purchase method of accounting (the “Merger”)(See Note 2.). LLI, a wholly-owned subsidiary of Language Line Acquisition, Inc., is a Delaware corporation formed in April 2004. LLI had no significant operations prior to the acquisition of Predecessor. Language Line Acquisition, Inc. is a Delaware corporation formed in April 2004 and also had no significant operations prior to LLI’s acquisition of Predecessor. Subsequent to the Merger, Language Line Acquisition, Inc., an indirect wholly-owned subsidiary of Language Line Holdings, LLC, was renamed Language Line Holdings, Inc. (“LLHI” or the “Company”).

Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Predecessor, LLC and LLC’s wholly-owned subsidiaries as of December 31, 2003, for the nine months ended September 30, 2003, and for the period from January 1, 2004 through June 11, 2004, and the accounts of LLHI, LLI, LLC and LLC’s wholly-owned subsidiaries for the period from June 12, 2004 thru September 30, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation—In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for companies who voluntarily change to the fair value-based method of accounting for stock-based employee compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and enhances the disclosure requirements. This statement was effective upon its issuance.

The Predecessor and Company continue to account for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, elected under SFAS No. 123, as amended. As a result, the adoption of this statement did not have any impact on the Predecessor’s and Company’s consolidated financial statements.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands):

	Predecessor		Predecessor	Predecessor
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2003	January 1, 2004 to June 11, 2004	June 12, 2004 to September 30, 2004
Net income (loss), as reported	$7,601	$(1,756)	$23,289	$9,224	$(2,098)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	—	(21)	(101)	—

Pro forma net income (loss)	$7,594	$(1,756)	$23,268	$9,123	$(2,098)

2. Acquisitions

On June 11, 2004, LLI, an indirect subsidiary of ABRY Partners (“ABRY”) acquired the Predecessor. The Merger was accomplished by LLI’s merger with and into the Predecessor. The aggregate purchase price was $718.1 million. The merger agreement contains customary representations and warranties and covenants. At closing, $30 million of the merger consideration was deposited into an escrow account on behalf of the stockholders and optionholders of Predecessor to secure their potential indemnity obligations to the Company and payment of any post-closing adjustment to the merger consideration to the Company.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands).

Purchase Price:
Cash payment to seller (including $30.0 million escrow deposit)	$493,694
Payment of Predecessor indebtedness	223,379
Acquisition costs	1,064

Total purchase price	$718,137

Net assets acquired:
Current assets	31,531
Furniture and equipment	6,195
Identifiable intangible assets	460,100
Goodwill	408,915
Other assets	1,149
Current liabilities	(8,500)
Note payable	(1,793)
Capital lease obligation	(126)
Deferred tax liability	(179,334)

Net assets acquired	$718,137

The $408.9 million of goodwill is not expected to be deductible for income tax purposes.

As of September 30, 2004, the Company’s acquired intangible assets are being amortized on a straight-line basis and consist of (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Customer relationships	$401,400	$6,103	20 years
Trademark and tradename	34,500	2,098	5 years
Internally developed software	14,000	1,420	3 years
Covenants-not-to-compete	10,200	1,551	2 years

	$460,100	$11,172

The expected future amortization of the acquired intangible assets at September 30, 2004 is as follows (in thousands):

Year Ending December 31
Remainder of 2004	$9,184
2005	36,736
2006	33,911
2007	29,051
2008	26,970
2009	23,147
Thereafter	289,929

Total	$448,928

3. Property and equipment

Property and equipment consists of the following (in thousands):

	December 31, 2003	September, 30 2004
Equipment	$8,287	$5,012
Software	1,540	568
Leasehold improvements	1,357	1,006
Furniture and fixtures	649	478

Total	11,833	7,064
Accumulated depreciation and amortization	(5,439)	(796)

Property—net	$6,394	$6,268

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in “Factors That May Affect Results,” that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in other documents we file from time to time with the SEC.

Introduction

We are a leading global provider of over-the-phone interpretation (“OPI”) services from English into more than 150 different languages, 24 hours a day, seven days a week. Our specially-trained, proprietary base of interpreters perform value-added OPI services which facilitate critical business transactions and delivery of emergency and government services between our customers and limited English proficiency (“LEP”) speakers throughout the world. In 2003, we helped more than 18 million people communicate across linguistic and cultural barriers, providing over 80 million billed minutes of OPI services to our customers. We offer our customers a high-quality, cost-effective alternative to staffing in-house multilingual employees or using face-to-face interpretation.

Overview of Operations

Our operating revenues are derived primarily from per minute fees charged to our customers for our interpretation services. Generally, customers are charged based on the product of actual billed minutes of service and the customer’s contractual rate per billed minute of service. In addition, the Company generates revenue from membership and enrollment fees, as well as fees for other OPI-related services, such as document translation.

Expenses consist primarily of costs of services, selling, general and administrative expenses, depreciation and amortization and interest expense. Costs of services primarily include the cost of our interpreters, answer points and telecommunications costs.

Occupancy, as expressed in percentage terms, represents the time that an interpreter is providing interpretation services (e.g., billed minutes) out of the time that an interpreter is scheduled to provide services.

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

	Predecessor		Predecessor	Predecessor
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2003	January 1 to June 11, 2004	June 12 to September 30, 2004
Statement of Operations data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of services:
Interpreters	27.2	27.8	29.1	28.4	27.4
Answer Points	0.4	0.3	0.4	0.4	0.3
Telecommunications	4.4	4.1	5.0	4.5	4.0

Total costs of services	32.0	32.2	34.5	33.3	31.7

Gross margin	68.0	67.8	65.5	66.7	68.4
Other expenses:
Selling, general and administrative.	23.1	15.3	18.7	16.1	15.5
Interest, net	7.3	32.1	8.2	9.2	32.6
Merger related expenses	—	0.2	—	15.2	0.1
Depreciation and amortization	2.6	27.3	2.5	2.7	27.3

Total other expenses	33.0	74.9	29.4	43.2	75.5

Income (loss) before taxes (benefit) on income (loss)	35.0	-7.1	36.1	23.5	-7.2
Taxes (benefit) on income (loss)	13.6	-2.3	14.0	9.2	-2.4

Net income (loss)	21.4%	-4.8%	22.1%	14.3%	-4.8%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003.

Revenues for the three months ended September 30, 2004 were $36.2 million as compared to $35.4 million for the three months ended September 30, 2003, an increase of $0.8 million or 2.3%. The majority of this increase relates to a 12.2% increase in OPI billed minutes, offset by a 8.8% decline in the average rate per billed minute driven by our pricing strategy. Our pricing strategy is designed to increase revenues by opportunistically reducing average rate per minute pricing in order to stimulate growth in billed minute volume.

For the three months ended September 30, 2004, cost of services were $11.7 million as compared to $11.3 million for the comparable period in 2003, an increase of $0.4 million or 2.9%. This increase was primarily due to increased interpretation minutes offset by efficiencies due to the increase in minutes being serviced by the global interpretation centers, higher interpreter occupancy and a new long distance telecommunications contract with lower rates per minute of service.

Selling, general and administrative expenses for the three months ended September 30, 2004 were $5.6 million as compared to $8.2 million for the three months ended September 30, 2003, a decrease of $2.6 million or 32.0%. This decrease was primarily the result of a $3.0 million “dividend equivalent” payment to the optionholders related to our July 2003 refinancing. No such payment occurred during the three months ended September 30, 2004.

Overall, operating margins increased to 52.5% for the three months ended September 30, 2004 from 44.9% for the three months ended September 30, 2003 due to the factors described above.

Interest expense for the three months ended September 30, 2004 was $11.6 million as compared to $2.6 million for the three months ended September 30,2003. This increase was the result of the additional debt incurred as part of the Merger.

Merger related expenses were $64,000 for the three months ended September 30, 2004 compared to zero for the three months ended September 30, 2003. These expenses were related to additional travel, lodging and conference costs related to the completion of the Merger.

Depreciation and amortization was $9.9 million for the three months ended September 30, 2004 as compared to $0.9 million for the three months ended September 30, 2003, an increase of $9.0 million. This increase is principally attributable to the amortization of intangibles resulting from the Merger.

The tax benefit on loss for the three months ended September 30, 2004 was $0.8 million as compared to $4.8 million of tax expense on income for the three months ended September 30, 2003. This decrease was driven by additional interest, depreciation and amortization expenses.

As a result of the factors described above, net loss was $1.8 million for the three months ended September 30, 2004 as compared to net income of $7.6 million for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

In our discussion of our financial statements for the nine months ended September 30, 2004 in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to financial statements for the nine months ended September 30, 2004 as “combined” for comparative purposes. Those combined financial results for the nine months ended September 30, 2004 represent the sum of the financial data for Predecessor for the period January 1, 2004 through June 11, 2004 and the financial data for the Company for the period from its inception to September 30, 2004. We further refer to the period from our inception through September 30, 2004 as the June 12, 2004 through September 30, 2004 period, because we had no operations in the period from, April 14, 2004, our date of incorporation, to June 11, 2004, the closing date of the Merger. These combined financial results are for information purposes only and do not purport to represent what our financial position would have actually been in such periods had the Merger occurred prior to June 11, 2004. The statement of operations data of Predecessor is not directly comparable to that for the Company as the financial statements were derived from separate entities with a different accounting basis.

Revenues for the nine months ended September 30, 2004 were $108.3 million as compared to $105.4 million for the nine months ended September 30, 2003, an increase of $2.9 million or 2.8%. The majority of this increase relates to a 11.1% increase in OPI billed minutes, offset by a 7.5% decline in the average rate per billed minute driven by our pricing strategy. Our pricing strategy is designed to increase revenues by opportunistically reducing average rate per minute pricing in order to stimulate growth in billed minute volume.

For the nine months ended September 30, 2004, cost of services were $35.3 million as compared to $36.3 million for the comparable period in 2003, a decrease of $1.0 million or 2.8%. This decrease was primarily due to increased interpretation minutes being serviced from the global interpretation centers, higher interpreter occupancy and a new long distance telecommunications contract with lower rates per minute of service.

Selling, general and administrative expenses for the nine months ended September 30, 2004 were $17.2 million as compared to $19.7 million for the nine months ended September 30, 2003, a decrease of $2.5 million or 12.6%. This decrease was primarily the result of a $3.0 million “dividend equivalent” payment to the optionholders related to our July 2003 refinancing. No such payment occurred during the nine months ended September 30, 2004. This decrease was offset by additional costs in 2004 driven primarily by the opening of global interpretation centers in both Panama and Costa Rica, in August 2003 and August 2004, respectively. Additionally, audit, tax and financial consulting fees increased.

Overall, operating margins increased to 51.5% for the nine months ended September 30, 2004 from 46.8% for the nine months ended September 30, 2003 due to the factors described above.

Interest expense for the nine months ended September 30, 2004 was $20.2 million as compared to $8.7 million for the nine months ended September 30,2003. This increase was the result of the additional debt incurred as part of the Merger.

Merger related expenses were $9.9 million for the nine months ended September 30, 2004 compared to $0.0 million for the nine months ended September 30, 2003. $9.6 million was related to the write-off of the Predecessor’s deferred financing fees.

Depreciation and amortization was $13.6 million for the nine months ended September 30, 2004 as compared to $2.7 million for the nine months ended September 30, 2003, an increase of $10.9 million. This increase is principally attributable to the amortization of intangibles resulting form the Merger.

Taxes on income for the nine months ended September 30, 2004 were $4.9 million as compared to $14.7 million for the nine months ended September 30, 2003. This decrease was driven by the additional interest expense and Merger related expenses.

As a result of the factors described above, net income was $7.1 million for the nine months ended September 30, 2004 as compared to $23.3 million for the nine months ended September 30, 2003.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the nine months ending September 30, 2004 was $42.8 million compared with net cash provided by operating activities during the nine months ending September 30, 2003 of $23.8 million. This increase is mainly attributable to the timing of tax payments and no payment of accrued interest on notes payable to stockholders occurring in 2004.

Investing Activities. Net cash used in investing activities was $718.0 million for the nine months ending September 30, 2004, compared to $2.2 million for the same period in 2003. This increase was mainly attributable to the Merger.

Financing Activities. Net cash provided by financing activities during the nine months ending September 30, 2004 was $701.5 million, compared to a use of $21.6 million during the nine months ending September 30, 2003. The increase of $723.1 million is the result of issuance of common stock and debt borrowings related to the Merger.

Post-Merger

Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facilities. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures, and other needs. Our principal uses of cash are debt service requirements, capital expenditures, and working capital requirements.

Debt Service. As of September 30, 2004, we had total indebtedness of $508.1 million and $33.3 million of borrowings available under our senior credit facilities, senior discount notes and senior subordinated notes, subject to customary conditions.

The senior secured credit facilities consist of a six-year $40.0 million revolving credit facility and a seven-year amortizing $285.0 million term loan facility. Borrowings under the senior credit facilities generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. The applicable margin for revolving credit loans will vary based upon our leverage ratio as defined in the senior credit facilities. The senior credit facilities is secured by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interests owned by us in our existing and future domestic subsidiaries.

The senior subordinated notes mature in 2012 and are guaranteed by each of our existing domestic restricted subsidiaries. Interest on the notes will be payable semi-annually in cash.

Capital Expenditures. We anticipate that we will spend approximately $2.5 million on capital expenditures in 2004 and $3.0 million in 2005.

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of September 30, 2004 (dollars in thousands):

	Revolving credit facility	Notes payable to other	Term loans	Senior sub notes	Senior discount notes	Operating leases	Total
Remainder of 2004	$—	$—	$3,750	$—	$—	$1,214	$4,964
2005	—	960	12,000	—	—	2,234	15,194
2006	—	960	15,000	—	—	1,347	17,307
2007	—	—	15,000	—	—	105	15,105
2008	—	—	15,000	—	—	—	15,000
Thereafter	6,739	—	220,500	165,000	108,993	—	501,232

Total	$6,739	$1,920	$281,250	$165,000	$108,993	$4,900	$568,802

In preparing the consolidated financial statements, GAAP requires management to select and apply accounting policies that involve estimates and judgment. The following accounting policies may require higher degree of judgment or involve amount that could have a material impact on the consolidated financial statements.

Allowance for Doubtful Accounts -We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make payments. We determine the allowance based upon an evaluation of individual accounts, aging of the portfolio, issues raised by customers that may suggest non-payment, historical experience and/or the current economic environment. We might not continue to experience the same loss rates that we have in the past. If the financial condition of individual customers or the general worldwide economy were to vary materially from the estimates and assumptions made by us, the allowance may require adjustment in the future. We evaluate the adequacy of the allowance on a regular basis, modifying, as necessary, its assumptions, updating its record of historical experience and adjusting reserves as appropriate.

Impairment of Long-Lived Assets - We assess the impairment of long-lived assets at least annually or when or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Customer relationships, internally developed technology, tradenames and trademarks, and goodwill are our most significant long-lived assets and are tested annually. Impairment is measured by the difference between the carrying amount and the respective fair values, based on the best information available, including market prices or a discounted cash flow analysis. Estimates are made on the useful lives or economic values of assets and could change base on changes in the economy or industry trends.

Claims and Legal Proceedings

In the normal course of business, we are party of various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and we can reasonably estimate our potential liability. Although the outcome of these matters is currently not determinable, we do not believe that the resolution of these matters in a manner adverse to our interest will have a material effect upon our financial condition, results of operations or cash flows for any interim or annual period.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to certain market risks as part of our on-going business operations. Primary exposure includes changes in interest rates as borrowings under our senior credit facilities bear interest at floating rates based on LIBOR or the prime rate, in each case plus an applicable borrowing margin. We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant.

We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy we will not enter into derivative or other financial investments for trading or speculative purposes. We do not have any speculative or leveraged derivative transactions. Most of our revenue is denominated in U.S. dollars; thus our financial results are not subject to any material foreign currency exchange risks.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings

Language Line Holdings, Inc. is not currently involved in any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification by Dennis G. Dracup pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Matthew T. Gibbs II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Monterey, California on November 19, 2004.

LANGUAGE LINE HOLDINGS, INC.

/s/ Dennis G. Dracup
Dennis G. Dracup
Chief Executive Officer and Director

/s/ Matthew T. Gibbs II
Matthew T. Gibbs II
Chief Financial Officer and Director