Form 10-K
period 2004-12-31
Language Line Holdings, Inc.
filed 2005-04-15
CIK 1301406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 333-118754

Language Line Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0997806
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Lower Ragsdale Drive

Monterey, California 93940

(Address, including zip code, of registrant’s principal executive offices)

(877) 886-3885

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of December 31, 2004, there were 983,200 shares of the registrant’s common stock, $.001 par value, which is the only class of common stock of the registrant. There is no market for the registrant’s common stock, all of which is held by Language Line Holdings II, Inc.

Documents Incorporated by Reference

None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks and uncertainties that could cause Language Line Holdings, Inc.’s (the “Company”) actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the outsourced over-the-phone interpretation services market, continued demand from the primary industries the Company serves, the availability of telephone services, as well as factors more specific to the Company such as restrictions imposed by the Company’s debt including financial covenants and limitations on the Company’s ability to incur additional indebtedness, the Company’s future capital requirements, and risk associated with economic conditions generally. See “Item 1 – Risk Factors” for further discussion. We assume no obligation to update any forward-looking statements.

ii

PART 1

ITEM 1:	BUSINESS

History

Language Line Holdings, Inc. (the “Predecessor”) was a Delaware corporation formed in December 1999 as a holding company for Language Line, LLC (“LLC”) and its subsidiaries. LLC was incorporated during February 1999 as a Delaware limited liability company and provides over-the-phone interpretation services, from English into over 150 different languages 24 hours a day, seven days a week. LLC provides services to its customers on credit and does not require collateral. However, it performs ongoing credit evaluations of its customers’ financial condition and seeks to limit its exposure to losses from bad debts by limiting the amount of credit extended. The Predecessor was acquired on June 11, 2004 by Language Line, Inc. (“LLI”) a Delaware corporation formed in April 2004 and had no significant operations prior to the acquisition of Predecessor. Language Line Acquisition, Inc. is the parent of LLI and is a Delaware corporation formed in April 2004 that had no significant operations prior to LLI’s acquisition of Predecessor. Subsequent to the acquisition of the Predecessor, Language Line Acquisition, Inc., an indirect wholly-owned subsidiary of Language Line Holdings, LLC, was renamed Language Line Holdings, Inc. (“LLHI”, “we”, “Successor”, or the “Company”). The Company is incorporated under the laws of the State of Delaware.

The Merger and Financing Transactions

On June 11, 2004, LLI, an indirect subsidiary of ABRY Partners (“ABRY”) acquired the Predecessor in a transaction accounted for under the purchase method of accounting (the “Merger”). The aggregate purchase price was $718.1 million. The merger agreement contains customary representations and warranties and covenants. At closing, $30 million of the Merger consideration was deposited into an escrow account on behalf of the stockholders and optionholders of the Predecessor to secure their potential indemnity obligations to LLI and payment of any post-closing adjustment to the Merger consideration to LLI.

Concurrently with the Merger, we consummated certain related financing transactions, including the issuance of approximately $109.0 million of 14 1/8% senior discount notes due 2013, the issuance by LLI of $165.0 million aggregate principal amount at maturity of 11 1/8% senior subordinated notes due 2012 (the “Notes”) and the entrance into senior credit facilities in the amount of $325.0 million by LLI.

Company Overview

We are the leading global provider of over-the-phone interpretation (“OPI”) services from English into more than 150 different languages, 24 hours a day, seven days a week. Our specially-trained, proprietary base of interpreters perform value-added OPI services which facilitate critical business transactions and delivery of emergency and government services between our customers and limited English proficiency (“LEP”) speakers throughout the world. In 2004, we helped more than 19 million people communicate across linguistic and cultural barriers. We offer our customers a high-quality, cost-effective alternative to staffing in-house multilingual employees or using face-to-face interpretation. Through our OPI services, we improve our customers’ revenue potential, customer service and competitiveness by enhancing their ability to effectively serve the growing population of current and prospective LEP speakers.

We have experienced stable revenue growth in each of the past five years as a result of the growing population of LEP speakers and our ability to increase billed minutes from both our existing and new customers. Over the same period, we have also achieved significant increases in profitability by decreasing the cost per minute of delivering our OPI services. Since 1998, we have demonstrated average annual revenue growth of approximately 13%. For the twelve months ended

December 31, 2004, we generated total revenues of approximately $145.0 million. Additionally, our business has not historically required substantial capital expenditure investment.

Products and Services

We offer three categories of over-the-phone interpretation services: (i) subscribed interpretation, designed for business customers with frequent interpretation needs; (ii) membership interpretation, designed for business customers with infrequent interpretation needs; and (iii) personal interpretation, designed for individuals who require infrequent interpretation services. Subscribed interpretation accounted for 99% of our 2002, 2003, and 2004 revenues, whereas membership interpretation and personal interpretation accounted for the remainder. Usage for the majority of customers is billed in one-minute increments. Price per billed minute is typically based on the language requested and time of day, subject to discounts related to billed minute volume pricing arrangements with certain customers.

We have recently expanded our offerings to provide customers with value-added services, such as a bundled offering with AT&T and other long distance carriers, and OPI conference phones. The infrastructure currently in place for our services affords us the opportunity to expand our product offerings into a variety of closely-related services, such as Over-the-Video Interpretation, American Sign Language, consultative analysis of ethnic marketing opportunities and document translation.

We offer our customers a wide range of applications across a variety of industries. For example, our insurance industry customers use our services to process claims more quickly, improve claim investigations, evaluate borderline claims, enhance help desk service and explain benefits. We assist healthcare customers by facilitating emergency room and critical care situations, accelerating triage and medical advice, simplifying patient admission processes, improving billing and increasing collections. Our customers in the financial services sector use our services to resolve credit card problems, increase collections, open new accounts, provide home buyer education and produce credit reports. Call centers use our services to enhance customer service centers, support personnel, facilitate billing, support multicultural marketing and bolster direct mail and telemarketing efforts.

We offer OPI services to our customers in over 150 different languages. Our top 10 languages accounted for over 90% of our billed minutes in 2004, with Spanish-language OPI accounting for approximately 73% of our total billed minutes in 2004.

Customers

Four industries: insurance, financial services, healthcare and government, accounted for over 70% of our revenues in 2004, and collectively, these industries have demonstrated a compound annual growth rate in billed minutes of over 20% from 1998 to 2004. In 2004, no single industry accounted for more than 20% of our revenues, and our largest customer accounted for approximately 4% of our revenues, while our largest 100 customers represented 60% of our revenues.

Interpreters

We have assembled and organized our interpreters to deliver superior service quality in a cost-effective manner. As of December 31, 2004, we managed a total of 2,052 interpreters, composed of 328 full-time interpreters, 1,307 agency interpreters and 417 independent contractor interpreters. Full-time interpreters and agency interpreters are typically scheduled and generally handle our high-volume languages; receive extensive, company-designed training; and are supplemented by independent contractors for peak call volumes and for lower-volume languages. The current average tenure of our full-time, agency and independent contractor interpreters is approximately 5, 2 and 6 years, respectively. The majority of our interpreters work from home in the U.S., with an increasing number of interpreters located in global interpretation centers.

We employ a rigorous qualification and testing program for our interpreters, with only one out of every twelve applicants being qualified and hired. A majority of our interpreters have significant interpretation experience, advanced educational degrees and many are native speakers of their target language. We continually train and test all of our employees and agency interpreters in their interpretation skills. In addition, we employ industry experts to develop industry-specific training programs for our employee and agency interpreters, including initial and ongoing specialized training in medical, insurance and finance terminology, as well as police, emergency and 911 procedures. As a result, we believe that our interpreters complete calls more quickly and more accurately than the industry average.

Technical Overview

We have made significant capital investments in proprietary technology over the past five years to create more efficient processes, provide business continuity and systems redundancy, allow more stability in the systems and make available a scalable technology platform for future expansion.

We have developed a proprietary call routing system that enables us to efficiently handle significantly more call volume than our outsourced OPI competitors. Our proprietary call-handling system, Telephone Interpretation Technology and Networking (“TITAN”), allows us to efficiently handle hundreds of simultaneous calls. This allows us to quickly connect our interpreters to our customers.

We rely upon a fully integrated scheduling program, Force Management System (“FMS”), that generates monthly forecasts of volume by language against planned interpreter attendance to produce a schedule for the following month. FMS also captures historical transaction records (e.g., hours worked by interpreter) from the database servers and provides linkage to the payroll system. FMS has been modified by us to incorporate over ten years of historical call volume data in fifteen minute increments and analyze patterns of total call volume, language usage, industry distribution and customer distribution in order to optimize our interpreter occupancy levels. FMS enables us to forecast and optimize interpreter occupancy for twelve months into the future.

Our systems are comprised of multiple Avaya MultiVantage PBXs, Conversant systems and computer-telephony (“CTI”) servers. We also utilize multiple Sun E4500 database servers. We maintain multiple systems and servers in order to provide valuable redundancy in the event of an interruption in service.

Sales and Marketing

We have expanded our sales and marketing team professionals who have been trained to serve current customers and target new customer accounts throughout the U.S. Our professionals have detailed customer and industry analysis at their disposal. In the U.S., we expect that significant revenue opportunities will come from increased penetration of our current customer base (particularly among our national, major and middle-market accounts) and from new accounts within our targeted industry segments. We will also continue pursuing geographical diversification opportunities in the United Kingdom, Canada and Asia.

We have deployed sales and marketing resources in the United Kingdom and Canada, and have begun to demonstrate our ability to leverage our U.S. infrastructure to penetrate these two markets. Similar to our U.S. strategy, we will penetrate established industry segments by increasing our presence with current customers and acquiring new high-value OPI customers in our target industries. We plan to utilize our cost advantages, industry experience and increase the interpreter pool to provide the best product and competitive pricing in these markets.

Competition

We believe that we are the leading outsourced OPI provider in the U.S. with greater scale, scope, expertise and technical capabilities than our other outsourced OPI competitors.

We believe that our most significant U.S. competitors include Network Omni (Thousand Oaks, CA), Tele-Interpreters (Glendale, CA), Bowne (New York, NY) and Pacific Interpreters (Portland, OR). We believe that our largest competitor in the United Kingdom is Language Line, Ltd., and we believe that our largest competitor in Canada is CanTalk.

Based on our competitive assessment, we believe that we outperform our competitors on one or more of the following attributes: connection speeds, reliability, breadth of languages and quality of interpreters. We believe these service attributes are key considerations in the purchase decisions for our customers. This is particularly true for organizations concerned with compliance with Title VI of the Civil Rights Act of 1964 which requires companies to have interpretation services for LEP speakers in order to qualify for federal funding. However, we expect that our existing competitors will strive to improve their outsourced OPI services and introduce new services with competitive price and customer service characteristics.

The primary alternatives to OPI include:

•	Customer-provided language service through bilingual agents (“in-house”) and face-to-face interpreters;

•	Customer relationship management (“CRM”) providers with foreign language capabilities; and

•	Technology such as web self-service, interactive voice response (“IVR”) units and machine translation.

When deciding whether to use a language alternative to OPI, we believe our customers’ primary selection criteria are levels of customer service, the critical nature of a call (e.g., emergency 911 or hospital emergency room) and the cost to service the transaction.

Customer-Provided Language Service

While in-house bilingual agents can potentially offer better customer service at a lower cost than OPI service, these benefits are often not realized due to inefficiencies resulting from the need to manage internal productivity levels. Moreover, managing these agents can be a significant distraction in light of the relative minor usage by the LEP client base. As for service quality, customers are typically inexperienced in recruiting, testing, training and managing an ethnically diverse workforce and often lack the resources to service customers in more than 150 languages, 24 hours a day, seven days a week. Face-to-face interpreters can deliver more personal service, although interpreters represent a fixed cost that may become expensive if not managed efficiently. Moreover, face-to-face interpreters generally are not available on demand when needed and cannot assist in call center applications.

CRM Providers

Many third party CRM providers offer language solutions as part of their larger outsourcing offering. Generally, the number of languages offered are limited (in many cases, only one). These offerings are usually focused on program-specific, scripted sales offers and lack the flexibility OPI provides to customer service and other critical applications. Many companies choose not to outsource critical customer relationships to third party CRM providers.

Technology

Web and IVR technology provide low cost language alternatives, although the use of these technologies currently is limited to simple transactions and lacks the flexibility OPI provides for typical customer service and other critical applications. Moreover, customers still need to provide a “zero out” option when LEP speakers cannot continue with menus provided or require additional assistance beyond the basic applications. Machine translation has evolved to handle simple transactions with accuracy in the range of 80% to 90%. Similar to CRM providers and IVR technology, machine translation lacks the flexibility desired by customers for interactions with their own customers.

Legislation

Several measures have recently been introduced in Congress aimed at discouraging the transfer of U.S. jobs to foreign countries including a bill that would deny federal contracts to companies with offshore operations and a bill that would require notification of workers when companies plan to outsource and require the Department of Labor to compile statistics on the trend. These legislative proposals are currently being challenged in state court. It is not clear whether these or similar legislative proposals will eventually become law and what, if any, impact they would have on our business and operations.

Employee and Labor Relations

Full-time employees are classified as those who are remunerated on a salaried or an hourly basis, and receive corporate benefits from us. Agency employees are also paid on an hourly basis, but are employed by a staffing agency and are eligible for benefits from the staffing agency. Independent contractors are defined as those interpreters that are paid by the minute of interpretation and do not receive any corporate benefits or direction from us. Full-time employee and agency employee interpreters are scheduled and generally handle our high-volume languages, receive training and are supplemented by independent contractor interpreters for peak volumes and for lower-volume languages. The majority of our interpreters work from home in the U.S., with an increasing number of interpreters located in global interpretation centers. Our employees are non-unionized.

As of December 31, 2004, we employed or contracted for 2,266 workers as follows:

Function	Full-Time Employees	Agency Employees	Independent Contractors	Total
Interpreters	328	1,307	417	2,052
Answer Points	8	18	—	26
Operations	53	4	—	57
Sales & Marketing	41	1	—	42
Customer Care	11	1	—	12
Information Technology	19	—	—	19
Finance	8	—	—	8
Administrative	9	1	—	10

Total	477	1,332	417	2,226

Risks Related to Our Business

You should carefully consider the following factors, in addition to the other information in this Annual Report on Form 10-K, in evaluating our company and our business.

If we are unable to successfully implement our business strategy, our business, financial condition and results of operations could be adversely affected.

The implementation of our business strategy will place significant demands on our senior management and operational, financial and marketing resources. The successful implementation of our business strategy involves the following principal risks which could materially adversely affect our business, financial condition and results of operations:

•	the operation of our business may place significant or unachievable demands on our management team;

•	we may be unable to increase our penetration of the OPI market at average rates per billed minute of service which are acceptable to us;

•	we may be unable to continue to achieve cost reductions on a per billed minute basis consistent with our low-cost provider strategy; and

•	we may be unable to recruit a sufficient number of qualified interpreters.

Our continued success depends on continued demand from the primary industries we serve.

Our success depends upon continued demand for our services from our customers within the industries we serve. A significant downturn in the insurance, healthcare, financial services or telecommunications industries, which together accounted for a majority of our net revenues in 2004, or a trend in any of these industries to reduce or eliminate their use of OPI services may negatively impact our results of operations.

Our continued success depends on our customers’ trend toward outsourcing OPI services.

Our business depends on the continued need for outsourced OPI services as driven by general economic and public policy factors. These trends may not continue, as businesses and organizations may either elect to perform OPI services in-house or discontinue OPI services, both of which would have a negative effect on our revenues. Additionally, Spanish-English interpretation services accounted for the majority of our total OPI billed minutes in 2004. A decision by our customers to conduct an increasing amount of OPI services in-house, especially for the rapidly growing Spanish-speaking community, could have an adverse effect on our business, financial condition and results of operations.

The OPI services market in which we compete is highly competitive and our failure to compete effectively could erode our market share.

Our failure to compete effectively in the outsourced OPI services market that we serve could erode our market share and negatively impact our ability to service the notes. We expect that our existing competitors will strive to improve their outsourced OPI services and introduce new services with competitive price and customer service characteristics. From time to time we may lose customers as a result of competition. Certain of our potential competitors may attempt to leverage their existing infrastructure to compete with us. For example, a large call center company may have the requisite scale to enter into the OPI services market. If this were to occur, the outsourced OPI industry may become more competitive and may force us to decrease our profit margins in order to maintain our market position.

Our average revenue per minute has been declining for the past five years.

Over the past five years, we have undertaken a strategy to manage pricing per billed minute as a strategic tool to encourage our customers to purchase more billed minutes and to optimize our market share. In furtherance of this strategy, we have decreased the per minute cost that we charge our customers, resulting in decreased average revenue per billed minute. If we are unable to attract sufficient volume to offset lower per minute charges or if average rates per billed minute decrease beyond our expectations, we may be unable to generate revenue growth or maintain current revenue levels in the future.

Our business could be adversely affected by a variety of factors related to doing business internationally.

We currently conduct operations internationally, and we anticipate that operations outside the U.S. may represent an increasing portion of our total operations in the future. Although our OPI services constitute generally accepted business practices in the U.S., such practices may not be accepted in certain international markets. To the extent there is consumer, business or government resistance to the use of OPI services in international markets we target, our international growth prospects could be affected. In addition, our international operations are subject to numerous inherent challenges and risks, including the difficulties associated with operating in multilingual and multicultural environments, varying and potentially burdensome regulatory requirements, fluctuations in currency exchange rates, political and economic conditions in various jurisdictions, tariffs and other trade barriers, longer accounts receivable collection cycles, barriers to the repatriation of earnings and potentially adverse tax consequences. Moreover, expansion into new geographic regions will require considerable management and financial resources and, as a result, may negatively impact our results of operations.

Our success depends on our ability to attract and retain qualified personnel.

Our business is labor intensive and places significant importance on our ability to recruit and retain a qualified base of interpreters and technical and professional personnel. We continuously recruit and train replacement personnel as a result of our changing and expanding work force. A higher turnover rate among our personnel would increase our hiring and training costs and decrease operating efficiencies and productivity. We may not be successful in attracting and retaining the personnel that we require to conduct our operations successfully.

Our success depends on our ability to retain senior management.

Our success is largely dependent upon the efforts, direction, and guidance of our senior management. Our growth and success also depends in part on our ability to attract and retain qualified managers and on the ability of our executive officers and key employees to manage our operations successfully. The loss of Dennis Dracup, Chief Executive Officer, or Matthew Gibbs, Chief Financial Officer, or our inability to attract, retain or replace key management personnel in the future could have a material adverse effect on our business.

Our business is highly dependent on the availability of telephone service.

Our business is highly dependent upon telephone service provided by various local and long distance telephone companies. Any significant disruption in telephone service could adversely affect our business. Additionally, limitations on the ability of telephone companies to provide us with increased capacity in the future could adversely affect our growth prospects. Rate increases imposed by these telephone companies would have the effect of increasing our operating expenses. In addition, our operation of global interpretation centers causes us to rely on the availability of telephone service outside the U.S. Any significant disruption in telephone service in the countries where we operate global interpretation centers could adversely affect our business.

Our business could be adversely affected by an emergency interruption of our operations.

Our operations are dependent upon our ability to protect our OPI interpretation centers against damage that may be caused by fire, power failure, telecommunications failures, unauthorized intrusion, computer viruses and other emergencies. We have taken precautions to protect ourselves and our customers from events that could interrupt delivery of our services. These precautions include fire protection and physical security systems, rerouting of telephone calls to one or more of our other OPI interpretation centers in the event of an emergency, backup power generators and a disaster recovery plan. We also maintain business interruption insurance in amounts that we consider adequate. Notwithstanding such precautions, a fire, natural disaster, human error, equipment malfunction or inadequacy, or other event could result in a prolonged interruption in our ability to provide support services to our customers.

We cannot predict the outcome of various measures in Congress aimed at limiting the transfer of U.S. jobs overseas.

An increasing number of our interpreters are located in global interpretation centers outside of the U.S. Although hourly wages for our off-shore interpreters are often above the average wage rate in their respective countries, these off-shore interpreters are paid less than comparable U.S.-based interpreters, and the global interpretation centers have a meaningful cost advantage over our domestic interpretation centers. Several measures have recently been introduced in Congress aimed at prohibiting, or at least limiting, the transfer of U.S. jobs to foreign countries. It is not clear whether these legislative proposals will eventually become law or what impact they may have on our business.

*        *        *

ITEM 2:	PROPERTIES

Together with our subsidiaries, we presently operate the following facilities:

Location	Purpose	Lease/Own
Monterey, CA	Headquarters and Interpretation Center	Leased

Chicago, IL	Interpretation Center	Leased

Panama #1	Interpretation Center	Leased

Panama #2	Interpretation Center	Leased

Dominican Republic	Interpretation Center	Leased

London, UK	Sales Office	Leased

Costa Rica #1	Interpretation Center	Leased

Costa Rica #2	Interpretation Center	Leased

The Company believes its facilities are adequate for its current and reasonably anticipated future needs.

ITEM 3:	LEGAL PROCEEDINGS

We are party to various lawsuits arising in the normal course of business. While the amount of liability that may result from these matters cannot be determined, we believe the ultimate liability will not materially affect our financial position or results of operations.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6:	SELECTED CONSOLIDATED FINANCIAL DATA

The selected historical consolidated financial data presented below should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Predecessor’s audited and unaudited consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. Historical operating results in the following table are not necessarily indicative of the results of operations to be expected in the future.

Selected Historical Consolidated Financial Data

	Predecessor										June 12 to December 31, 2004
	Years Ended December 31,								January 1 to June 11, 2004
	2000		2001		2002		2003
	(dollars in thousands)
Statement of Operations Data:
Revenues	$108,157		$125,614		$133,318		$140,641		$64,692		$80,284
Costs of services:
Interpreters	36,691		40,519		40,911		40,740		18,374		22,359
Answer points	3,075		2,938		1,135		542		256		250
Telecommunications	6,677		5,864		7,087		6,646		2,882		3,364

Total costs of services	46,443		49,321		49,133		47,928		21,512		25,973

Gross margin	61,714		76,293		84,185		92,713		43,180		54,311
Other expenses:
Selling, general and administrative	21,324		24,780		20,896		24,221		10,423		12,441
Interest, net	17,485		18,752		20,168		12,025		5,982		25,398
Merger related expenses	—		—		—		—		9,848		104
Depreciation and amortization	10,612		11,986		2,787		3,612		1,735		21,709

Total other expenses	49,421		55,518		43,851		39,858		27,988		59,652

Income (loss) before taxes on income and accounting change	12,293		20,775		40,334		52,855		15,192		(5,341)
Taxes (benefit) on income (loss)	4,892		8,397		15,415		20,467		5,968		(1,614)

Income (loss) before accounting change	7,401		12,378		24,919		32,388		9,224		(3,727)
Cumulative effect of accounting change, net of tax effect of $(127)	—		(187)		—		—		—		—

Net income (loss)	7,401		12,191		24,919		32,388		9,224		(3,727)
Accretion of preferred stock redemption value	(6,542)		(10,900)		—		—		—		—

Net income (loss) allocable to common stockholders	$859		$1,291		$24,919		$32,388		$9,224		$(3,727)

Other Financial Data:
Ratio of earnings to fixed charges(1)(2)	1.70	x	2.10	x	2.97	x	5.30	x	1.97	x
Balance Sheet Data at end of period:
Cash and cash equivalents	$3,167		$2,608		$4,930		$4,571		$11,475		$12,164
Total assets	232,854		236,412		262,278		263,425		263,566		904,688
Total debt	159,168		208,001		202,727		239,081		224,890		499,644
Stockholders’ equity (deficit)	(252)		5,969		31,161		(6,578)		8,740		222,770

(1)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes plus fixed charges. Fixed charges consist of interest expense, deferred financing costs written off (included in Merger related expenses) and one-third of operating rental expense which management believes is representative of the interest component of rent expense.

(2)	For the period from June 12, 2004 to December 31, 2004 the ratio of earnings to fixed charges was less than zero because the fixed charges exceeded earnings.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data,” and the consolidated financial statements and the related notes thereto included elsewhere in this document. This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in “Risks Related to Our Business” and “Forward-Looking Statements” sections of this Annual Report on Form 10-K.

Introduction

We are the leading global provider of OPI services from English into more than 150 different languages, 24 hours a day, seven days a week. Our specially-trained, proprietary base of interpreters perform value-added OPI services which facilitate critical business transactions and delivery of emergency and government services between our customers and LEP speakers throughout the world. In 2004, we helped more than 19 million people communicate across linguistic and cultural barriers, providing over 90 million billed minutes of OPI services to our customers. We offer our customers a high-quality, cost-effective alternative to staffing in-house multilingual employees or using face-to-face interpretation. Through our OPI services, we improve our customers’ revenue potential, customer service and competitiveness by enhancing their ability to effectively serve the growing population of current and prospective LEP speakers.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in “Note 1—Organization and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements attached hereto, which have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, GAAP requires management to select and apply accounting policies that involve estimates and judgment. The following accounting policies may require a higher degree of judgment or involve amounts that could have a material impact on the consolidated financial statements.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make payment. We determine the allowance based upon an evaluation of individual accounts, aging of the portfolio, issues raised by customers that may suggest non-payment, historical experience and/or the current economic environment. While our bad debt losses have historically been within our expectations and the allowance established, we might not continue to experience the same loss rates that we have in the past. If the financial condition of individual customers or the general worldwide economy were to vary materially from the estimates and assumptions made by us, the allowance may require adjustment in the future. We evaluate the adequacy of the allowance on a regular basis, modifying, as necessary, its assumptions, updating its record of historical experience and adjusting reserves as appropriate.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Customer relationships, internally developed technology, tradenames and trademarks, and goodwill are our most significant long-lived assets and are tested annually. Impairment is measured by the difference between the carrying amount and the respective fair values, based on the best information available, including market prices or a discounted cash flow analysis. Estimates are made on the useful lives or economic values of assets and could change based on changes in the economy or industry trends.

Derivatives Valuation

We assess the value of our derivative positions on a monthly basis. These derivative positions are exclusively related to interest rate hedges (e.g., SWAPs and CAPs). These are valued as of the last business day of each month based on market rates. Interest expense is impacted each month by the amount of change in the collective valuation of all hedge positions.

Income Taxes

In preparing our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing tax credits and temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We then assess the likelihood of additional tax exposure, and to the extent we believe that additional tax exposure may be likely, we record a liability for such matters. To the extent we increase this liability in a period, we include an expense within the tax provision in our consolidated statement of operations.

Significant management judgment is required in determining our provision for income taxes, income tax credits, deferred tax assets and liabilities. The recording of a liability based on additional tax exposure is based on estimates of taxable income by the jurisdictions in which we operate and the period over which amounts would be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our income tax liability, which could impact our financial position and results of operations.

Claims and Legal Proceedings

In the normal course of business, we are party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and we can reasonably estimate our potential liability.

Historical Performance

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

	Years Ended December 31,			January 1 to June 11, 2004	June 12 to December 31, 2004
	2001	2002	2003
Statement of operations data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs of services:
Interpreters	32.3	30.7	29.0	28.4	27.9
Answer points	2.3	0.9	0.4	0.4	0.3
Telecommunications	4.7	5.3	4.7	4.5	4.2

Total costs of services	39.3	36.9	34.1	33.3	32.4

Gross margin	60.7	63.1	65.9	66.7	67.6
Other expenses:
Selling, general and administrative	19.7	15.7	17.2	16.1	15.5
Interest, net	14.9	15.1	8.6	9.2	31.6
Merger related expenses	—	—	—	15.2	0.1
Depreciation and amortization	9.6	2.0	2.5	2.7	27.0

Total other expenses	44.2	32.8	28.3	43.2	74.2

Income (loss) before taxes (benefit) on income and accounting change	16.5	30.3	37.6	23.5	(6.6)
Taxes (benefit) on income (loss)	6.7	11.6	14.6	9.2	(2.0)

Income (loss) before accounting change	9.8	18.7	23.0	14.3	(4.6)
Cumulative effect of accounting change, net of tax effect	(0.1)	—	—	—	—

Net income (loss)	9.7%	18.7%	23.0%	14.3%	(4.6)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

In the discussion of our financial statements for the year ended December 31, 2004 in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to financial statements for the year ended December 31, 2004 as “combined” for comparative purposes. Those combined financial results for the year ended December 31, 2004 represent the sum of the financial data for Language Line Holdings, Inc. (Predecessor) for the period January 1, 2004 through June 11, 2004 and the financial data for Language Line Holdings, Inc. for the period from its inception to December 31, 2004. We further refer to the period from our inception through December 31, 2004 as the June 12, 2004 through December 31, 2004 period, because we had no operations in the period from, April 14, 2004, our date of incorporation, to June 11, 2004, the closing date of the Merger. These combined financial results are for informational purposes only and do not purport to represent what our financial position would have actually been in such periods had the Merger occurred prior to June 11, 2004. The statement of operations data of Predecessor is not directly comparable to that for the Company as the financial statements were derived from separate entities with a different accounting basis.

Revenues for the year ended December 31, 2004 were $145.0 million as compared to $140.6 million for the year ended December 31, 2003, an increase of $4.4 million or 3.1%. The majority of this increase relates to a 11.7% increase in OPI billed minutes, offset by a 7.7% decline in the average rate per billed minute driven by our pricing strategy. Our pricing strategy is designed to increase revenues by opportunistically reducing average rate per minute pricing in order to stimulate growth in billed minute volume.

For the year ended December 31, 2004, cost of services were $47.5 million as compared to $47.9 million for the comparable period in 2003, a decrease of $0.4 million or 1%. This decrease was primarily due to increased interpretation minutes being serviced from the global interpretation centers, higher interpreter occupancy and a new long distance telecommunications contract with lower rates per minute of service.

Selling, general and administrative expenses for the year ended December 31, 2004 were $22.9 million as compared to $24.2 million for the year ended December 31, 2003, a decrease of $1.3 million or 5.4%. This decrease was primarily the result of a $3.0 million “dividend equivalent” payment to our optionholders related to our July 2003 refinancing, partially offset by additional costs related to opening another global interpretation center in Costa Rica and from higher audit, tax and financial related consulting fees.

Overall, operating margins increased to 51.5% for the year ended December 31, 2004 from 48.7% for the year ended December 31, 2003 due to the factors described above.

Interest expense, net for the year ended December 31, 2004 was $31.4 million as compared to $12.0 million for the year ended December 31, 2003. This increase was the result of the additional debt incurred as part of the Merger.

Merger related expenses were $9.96 million for the year ended December 31, 2004 compared to $0.0 million for the year ended December 31, 2003. $9.6 million was related to the write-off of the Predecessor’s deferred financing fees.

Depreciation and amortization was $23.4 million for the year ended December 31, 2004 as compared to $3.6 million for the year ended December 31, 2003, an increase of $19.8 million. This increase is principally attributable to the amortization of intangibles resulting from the Merger.

Taxes on income for the year ended December 31, 2004 were $4.4 million as compared to $20.5 million for the year ended December 31, 2003. This decrease was driven by additional interest, depreciation, amortization and Merger-related expenses.

As a result of the factors described above, net income was $5.5 million for the year ended December 31, 2004 as compared to $32.4 million for the year ended December 31, 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

Revenues for the year ended December 31, 2003 were $140.6 million, an increase of $7.3 million or 5.5% as compared to $133.3 million for the year ended December 31, 2002. This increase was driven by a 15.2% increase in OPI billed minutes, offset by an 8.4% decline in the average rate per minute driven by our pricing strategy. Approximately 27% of the billed minutes increase was the result of the inclusion of the acquisition of OnLine Interpreters for twelve months during 2003 versus approximately eight months in fiscal 2002.

For the year ended December 31, 2003, cost of services were $47.9 million as compared to $49.1 million for the comparable period in 2002, a decrease of $1.2 million or 2.5%. This decrease was primarily due to a $0.6 million reduction in answer point expenses resulting from further enhancement of the automated call routing system, $0.4 million reduction in telecommunications expenses due to a new telecommunications contract and $0.2 million reduction in interpreter expenses which was driven by shifting more interpretation minutes to the lower cost global interpretation centers.

Selling, general and administrative expenses for the year ended December 31, 2003 were $24.2 million as compared to $20.9 million for the year ended December 31, 2002, an increase of $3.3 million or 15.8%. $3.0 million of this increase reflects the payment to the CEO and several other optionholders of a “dividend equivalent” payment related to our July 2003 refinancing.

Overall, operating margins increased to 48.7% in 2003 from 47.5% in 2002 as a result of the factors described above.

Interest expense, net for the year ended December 31, 2003 was $12.0 million as compared to $20.2 million for the comparable period in 2002, a decrease of $8.2 million. This decrease was primarily the result of a change in the valuation of interest rate hedging structures which reflected a loss of $2.7 million in 2002 versus a gain of $3.6 million in 2003, increased amortization of financing fees related to the July 2003 refinancing as well as the retirement of higher cost debt in July 2003. Additionally, $0.4 million of interest income was recognized in 2003 from the OnLine Interpreters acquisition deferred payment escrow account.

Depreciation and amortization was $3.6 million for the year ended December 31, 2003, compared with $2.8 million for the comparable period in 2002, an increase of $0.8 million. This increase was the result of capital expenditures made in late 2002 and during 2003, most notably the opening of a global interpretation center in Panama in August 2003.

Taxes on income for 2003 were $20.5 million as compared to $15.4 million for 2002. This increase was driven by the improved operating performance described above and corresponding higher taxable income.

As a result of the factors described above, net income was $32.4 million for the year ended December 31, 2003, compared to $24.9 million for the same period in 2002, a 30.1% increase.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities was $46.2 million for the year ended December 31, 2004 compared to $31.9 million for the same period in 2003. This increase is mainly attributable to improved operating margins in 2004, a decrease in accounts receivable of approximately $2.0 million, as well as tax benefits of approximately $7.8 million primarily realized from the exercise of stock options. Net cash provided by operating activities for 2003 and 2002 was $31.9 million and $39.0 million, respectively. The decrease in net cash provided by operating activities in 2003 compared to 2002 was the result of an increase in accounts receivable and a decrease in accrued expenses.

Investing Activities. Net cash used for investing activities was $718.2 million for the year ended December 31, 2004, compared to $2.6 million for the same period in 2003. This increase was mainly attributable to the Merger. Net cash used for investing activities for 2003 and 2002 was $2.6 million and $20.9 million, respectively. This decrease in net cash used for investing activities of $18.3 million was the result of the Predecessor’s acquisition of OnLine Interpreters, Inc. on May 6, 2002 which resulted in a use of cash of approximately $18.5 million.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2004 was $691.1 million, compared to net cash used of $29.6 million for the same period in 2003. The increase of $720.7 million is the result of issuance of common stock and debt borrowings related to the Merger, partially offset by debt repayments and payments related to loan fees and financing costs. Net cash used in financing activities was $29.6 million and $15.8 million in 2003 and 2002, respectively. The increase of $13.8 million was primarily due to a $70.0 million distribution to stockholders in connection with the Company’s July 2003 refinancing offset by an increase of $59.9 million of net long-term debt borrowings in 2003 by the Company.

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

Debt Service. As of December 31, 2004, we had total indebtedness of $499.6 million and $40.0 million of borrowings available under our revolver credit facility, as defined in our loan agreement.

The senior secured credit facilities consist of a six-year $40.0 million revolving credit facility and a seven-year amortizing $285.0 million term loan facility. Borrowings under the senior credit facilities generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. The applicable margin for revolving credit loans will vary based upon our leverage ratio as defined in the senior credit facilities. The senior credit facilities are secured by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interest owned by us in our existing and future domestic subsidiaries.

The senior subordinated notes mature in 2012 and are guaranteed by each of our existing domestic restricted subsidiaries.

Capital Expenditures. We expect to spend approximately $2.0 million in 2005 and approximately $3.0 million in 2006, to fund our capital expenditures, as well as normal investments in telecommunications and company equipment. We plan to fund these expenditures through net cash flows from operations.

We believe that the cash generated from operations will be sufficient to meet our debt service, capital expenditures and working capital requirements for the foreseeable future. Subject to restrictions in the senior secured credit facilities and the indentures governing the notes, we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes. In addition, we may require additional financing if our plans materially change in an adverse manner or prove to be materially inaccurate. There can be no assurance that such financing, if permitted under the terms of our debt agreements, will be available on terms acceptable to us or at all.

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of December 31, 2004 (dollars in thousands):

	Years Ending December 31,
	Total	2005	2006	2007	2008	2009	Thereafter
Senior secured credit facilities	$277,500	$12,000	$15,000	$15,000	$15,000	$15,000	$205,500
Senior subordinated notes offered by Language Line, Inc.	165,000	—	—	—	—	—	165,000
Senior discount notes	108,993	—	—	—	—	—	108,993
Existing subordinated promissory notes	1,920	960	960		—	—	—
Operating leases	12,394	4,070	3,362	3,116	1,714	132	—
Capital lease	85	73	12	—	—	—	—

Total cash contractual obligations	$565,892	$17,103	$19,334	$18,116	$16,714	$15,132	$479,493

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method. That transaction cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; and the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period.

SFAS 123R is effective as of the beginning of the first interim or annual period that begins after December 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. Under this method SFAS 123R is applied to new awards and to new awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123. The Company has not yet evaluated the impact of SFAS 123R on its financial position and results of operations.

As of December 31, 2004 there are 20,029,811 outstanding unvested Class C Shares, which were granted as restricted stock during 2004. The Company has terminated all stock option incentive plans and they were not replaced. There are no outstanding or exercisable options with respect to any stock option incentive plans with the Company as of December 31, 2004.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations. Primary exposure will include changes in interest rates as borrowings under the senior secured credit facilities bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin. We strive to manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

As of December 31, 2004, we had $274.0 million principal amount of fixed-rate debt and $317.5 million of available floating-rate debt (of which we borrowed $277.5 million). Based on the pro forma amounts outstanding under the revolver credit facility and the term loan, an immediate increase of one percentage point would cause an increase to interest expense of approximately $2.8 million on an annual basis on the floating rate debt.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and other operating expenses and reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow must be used to service debt, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. However, there can be no assurance that hedges will achieve the desired effect. We may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference herein from Part IV, Item 15(a)(1) and (2).

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the Merger, certain loans to the Company’s Chief Executive Officer and Chief Financial Officer were modified to extend their maturities. These modifications were made when LLI was a private company not subject to the Sarbanes-Oxley Act of 2002 (the “Act”). In September, 2004, LLI became subject to the Act and as a result the loans may not have been compliant with the Act. As of December 31, 2004, LLI did not have procedures in place to assess compliance for such transactions. In March, 2005, in consultation with legal counsel, the Company implemented procedures to address the compliance matter related to these loans.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as a result of the matter relating to the loans discussed in the preceding paragraph.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B:	OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our directors and executive officers as of March 1, 2005.

Name	Age	Position
Dennis G. Dracup	51	Chief Executive Officer and Director

Matthew T. Gibbs II	40	Chief Financial Officer and Director

Louis F. Provenzano	45	Senior Vice President of Sales

James L. Moore Jr.	59	Chief Information Officer

Phil Speciale	46	Vice President of Marketing

Jeanne Anderson	56	Vice President of Operations

C.J. Brucato	31	Director

Peggy Koenig	48	Director

Azra Nanji	24	Director

Dennis G. Dracup joined us in 2001 as President and Chief Executive Officer and became a Director upon closing of the Merger. Prior to joining us and since 1996, Mr. Dracup was the Chief Executive Officer of Gemkey.com and the President of Pitney Bowes Software Solutions. Mr. Dracup earned his Executive Management Certificate from Northwestern University, M.S. in Information Systems from Roosevelt University, M.B.A. from State University of New York at Buffalo and B.A. in English from Canisius College.

Matthew T. Gibbs II joined us in 1999 as Chief Financial Officer and became a Director upon closing of the Merger. Prior to joining us and since 1991, Mr. Gibbs held a variety of positions at the Walt Disney Company. Mr. Gibbs was the Chief Financial Officer responsible for all aspects of Disney Vacation Club (Disney’s timeshare operation) including sales, strategic planning, financial management and customer service. Mr. Gibbs earned his M.B.A. from Babson Graduate School of Business, Master of Taxation from University of Miami and B.S. in Accounting from Babson College.

Louis F. Provenzano joined us in November 2004 as Senior Vice President of Sales. Prior to joining us and since December 2002, Mr. Provenzano was Vice President of Worldwide Sales and Account Management for Metavante, a subsidiary of M&I Bank. Prior to that and since 1989, Mr. Provenzano held positions of Vice President of Worldwide Sales for Alysis Technologies (acquired by Pitney Bowes) and Senior Vice President of Loan Pricing Corporation (acquired by Reuters) Mr. Provenzano earned a B.A. degree from Boston College.

James L. Moore Jr. joined us in 2000 as Chief Information Officer. Prior to joining us and since 1998, Mr. Moore was the Chief Information Officer of Borland Software Corporation and Director of Information Systems of Softbank Content Services Inc. Mr. Moore earned his M.S. and B.A. in Engineering from California State University Northridge.

Phil Speciale rejoined us in May 2002 as Vice President of Marketing as a result of the acquisition of OnLine Interpreters. Mr. Speciale was the Vice President and General Manager of OnLine Interpreters from 1999 to 2002. Prior to that, he was with Language Line from 1990 until 1999 in a variety of marketing roles. Mr. Speciale received his undergraduate degree and M.B.A. from California State University.

Jeanne Anderson joined us in 1990 as Sales Director and has served as Vice President of Operations since 1993. Prior to joining us, Ms. Anderson held a wide variety of customer care management and training positions with AT&T and the former Bell System. Ms. Anderson earned a B.A. degree in Liberal Arts from Cabrillo College.

C.J. Brucato became a Director in June 2004. Mr. Brucato is a Vice President of ABRY Partners, LLC, which he joined in 1996. Prior to joining ABRY, Mr. Brucato was a member of the Media, Telecommunications and Entertainment Investment Banking Group at Prudential Securities, Inc. He is presently a director (or the equivalent) of CommerceConnect Media Holdings, Inc., Consolidated Theatres, LLC, Fanfare Media Works Holdings, Inc. and Hispanic Yellow Pages Network, LLC. Mr. Brucato earned his B.S.E. from Princeton University.

Peggy Koenig became a Director in June 2004. Ms. Koenig is a Partner in ABRY Partners, LLC, which she joined in 1993. From 1988 to 1992, Ms. Koenig was a Vice President, Partner and member of the board of directors of Sillerman Communication Management Corporation, a merchant bank, which made investments principally in the radio industry. From 1986 to 1988, Ms. Koenig was the Director of Finance for Magera Management, an independent motion picture financing company. She is presently a director (or the equivalent) of CommerceConnect Media Holdings, Inc., Fanfare Media Works Holdings, Inc., WideOpenWest Holdings, LLC and Nexstar Broadcasting Group, Inc. Ms. Koenig received her undergraduate degree from Cornell University and an M.B.A. from the Wharton School of the University of Pennsylvania.

Azra Nanji became a Director in June 2004. Ms. Nanji is an associate at ABRY Partners, LLC, which she joined in 2003. From 2001 to 2003, Ms. Nanji was an analyst in the Communications, Media, and Entertainment group at Goldman Sachs. She is presently a director of Country Road Communications. Ms. Nanji received her undergraduate degree from Duke University.

There are no family relationships among the foregoing persons.

In connection with the purchase of a significant portion of the senior discount notes offered by us or equity securities of our ultimate parent company, certain third-parties obtained a right to designate observers to our board of directors.

Audit Committee

Our board has a separately-designated standing Audit Committee. The members of the Audit Committee are C.J. Brucato, Peggy Koenig and Azra Nanji. Since our equity is not currently listed on or with a national securities exchange or national securities association, we are not required to have an audit committee and therefore have not designated any of our Audit Committee members as an audit committee financial expert.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) applicable to the Company’s directors, officers (including the Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions), employees, agents and consultants. Amendments to, or waivers from, a provision of this Code that apply to the Company’s directors or executive officers, including the Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions, may be made only by the Company’s board of directors. The Company has not amended its Code and has filed its Code as an exhibit to this Annual Report on Form 10-K.

ITEM 11:	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows certain compensation earned during the fiscal years ended December 31, 2002, 2003 and 2004, by our Chief Executive Officer and the five most highly-compensated other executive officers (based on their total annual salary and bonus compensation), also referred to as the Named Executive Officers, at December 31, 2004 for services in all capacities to the Company.

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation (3)	Long-Term Compensation Awards Securities Underlying Grants/Options (4)	All Other Compensation (5)
Dennis G. Dracup Chief Executive Officer	2004 2003 2002	$327,792 300,000 291,667	$200,000 200,000 200,000	$14,530,578 2,912,722 —	11,636,364	$	— 78,500 —
Matthew T. Gibbs II Chief Financial Officer	2004 2003 2002	$237,563 222,000 218,000	$148,000 148,000 190,000	— — —	4,000,000		— — —
Louis Provenzano (1) Senior Vice President of Sales	2004 2003 2002	$33,333 — —	— — —	— — —	500,000		— — —
James L. Moore Jr. Chief Information Officer	2004 2003 2002	$181,000 181,000 179,000	$66,970 84,000 154,000	$247,614 14,564 —	781,149 — 1,000		— — —
Phil Speciale (2) Vice President of Marketing	2004 2003 2002	$144,000 144,000 93,677	$53,280 50,000 —	— — —	781,149 — 1,250		— — —
Jeanne Anderson Vice President of Operations	2004 2003 2002	$143,201 139,600 136,400	$51,652 66,000 114,400	$247,614 14,564 —	781,149 — 1,000		— — —

(1)	Mr. Provenzano was appointed Senior Vice President of Sales on November 1, 2004 and thus received no compensation for 2002 or 2003. The $33,333 earned during the fiscal year ended December 31, 2004 was compensation for his services as Senior Vice President of Sales, for which his then annualized salary was $200,000.

(2)	Mr. Speciale was appointed Vice President of Marketing on May 6, 2002. The $93,677 earned during the fiscal year ended December 31, 2002 was compensation for his services as Vice President of Marketing of the Company, for which his annualized salary was $144,000.

(3)

Other Annual Compensation includes (i) for Mr. Dracup, $14,530,578 in 2004 for the dollar value of the difference between the exercise price of $500.62 and the grant price of $137.35 related to the 2004 exercise of his non-qualified option to purchase 40,000 shares of common stock; $2,912,722 in 2003 for a “dividend equivalent” paid in the amount of $72.82 per share with respect to his option to purchase 40,000 shares of common stock; (ii) for Mr. Moore, $247,614 in 2004 for the dollar value of the difference between the exercise price of $500.62 and the grant price of $253.00 related to the 2004 exercise of his non-qualified option to purchase 1,000 shares of common stock; $14,564 in 2003 for a “dividend equivalent” paid in the amount of

$72.82 per share with respect to his 200 non-qualified options to purchase shares of common stock; and (iii) for Ms. Anderson, $247,614 in 2004 for the dollar value of the difference between the exercise price of $500.62 and the grant price of $253.00 related to the 2004 exercise of her non-qualified option to purchase 1,000 shares of common stock; $14,564 in 2003 for a “dividend equivalent” paid in the amount of $72.82 per share with respect to her 200 non-qualified options to purchase shares of common stock.

(4)	The securities underlying all of the stock grants in 2004 are Language Line Holdings, LLC’s Class C Shares. The securities underlying all of the options in 2002 are shares of common stock in the Predecessor.

(5)	The $78,500 included under All Other Compensation for Mr. Dracup in 2003 is for reimbursement of moving expenses.

Employment Agreements, Change-in-Control Agreements, and Retention Bonus Plans

Concurrently with the Merger we entered into new employment agreements with Messrs. Dracup and Gibbs. The remaining Named Executive Officers are employed on an “at will” basis. The employment agreements for Messrs. Dracup and Gibbs provide for an initial term of five years with automatic one-year renewals unless otherwise terminated earlier or either party gives notice not to renew. Under the employment agreements, Mr. Dracup is paid a base salary of $350,000 per year and Mr. Gibbs is paid a base salary of $250,000 per year. The base salary will increase by 5% on each anniversary of the employment agreement. In the event the executive’s employment is terminated due to (i) the executive’s resignation “without good reason,” (ii) death, “disability” or other incapacity or (iii) by the Company with “cause” (as each such term is defined in each employment agreement), the executive is entitled to certain benefits but no severance payments. If the executive’s employment is terminated by the Company “without cause” or the executive resigns for “good reason” (as each such term is defined in each employment agreement), the executive is entitled to severance payments and certain benefits for a period of twelve months from the date of termination. Each executive will be required to sign a release as a condition to receiving any severance payments. Each employment agreement also contains noncompete provisions which restrict each of the executives from being involved in, during the longer of two years from the date of the closing of the Merger on June 11, 2004, and one year from the date of termination of employment, any business which is in competition with us.

Compensation of Directors

Directors who are officers of, or employed by, the Company or any of its subsidiaries are not additionally compensated for their board and committee activities. In addition, due to their affiliation with the Company’s principal equityholders, Ms. Koenig, Ms. Nanji and Mr. Brucato are not compensated for their board activities.

Stock Option Plan

The 2001 Stock Incentive Plan

On December 13, 2001, the Predecessor adopted its 2001 Stock Incentive Plan. The plan provides for grants of stock options to certain employees, officers, directors, consultants and other individuals chosen by the Compensation Committee, in its sole discretion. The purpose of the plan was to provide key employees and certain other persons who render services to the Predecessor or any of its subsidiaries with opportunities to participate in the ownership of the Predecessor and its future growth.

The plan was administered by the board of directors. A total of 49,075 shares of common stock were available for issuance under the plan. Immediately prior to the consummation of the Merger, options to purchase 45,050 shares of common stock were outstanding under the plan. In connection with the Merger, vesting for all outstanding options was accelerated pursuant to the 2001 Plan, the options were exercised, and the shares were redeemed. The 2001 Plan was terminated and was not replaced. There are no outstanding or exercisable options with respect to any stock incentive plans at December 31, 2004.

Restricted Stock Plans

The 2000 Restricted Stock Plan

In 2000, the Predecessor adopted a restricted stock plan (the “2000 Plan”) and reserved 85,000 shares of its common stock for future issuance to Predecessor employees. The 2000 Plan granted employees an option to purchase shares of common stock at fair market value within a period of 30 to 90 days after the date of grant. The purchased shares for the exercised options vest over a five-year period (20% annually) commencing on the first anniversary of the date of grant. Transfer of these shares is restricted. Within 90 days of an employee termination, the Predecessor has the option to repurchase all or any portion of the restricted shares at fair market value for vested shares, and at the lesser of original issue price and fair market value for unvested shares.

There were no outstanding and unexercised options from the 2000 Plan as of December 31, 2003. A total of 46,750 shares (representing approximately 4.7% of the Predecessor’s outstanding common shares) from exercise of options under the 2000 Plan were outstanding and 35,210 shares were vested as of December 31, 2003.

In connection with the Merger, all outstanding shares were redeemed. The 2001 Plan was terminated and was not replaced. There are no outstanding or exercisable options with respect to this plan at December 31, 2004.

Incentive Share Agreements

Messrs. Dracup and Gibbs are each party to incentive share agreements, pursuant to which our ultimate parent, Language Line Holdings, LLC, issued Class C Shares to the executive. The executive’s shares will vest according to a specified schedule. Vesting will accelerate upon a change of control of Language Line Holdings, LLC and upon certain types of sales. Vesting will cease if the executive ceases to be employed by Language Line Holdings, LLC or any of its subsidiaries. If the executive ceases to be employed by Language Line Holdings, LLC or any of its subsidiaries, Language Line Holdings, LLC will have the option to purchase all or any portion of the vested and/or the unvested Class C Shares. The aggregate purchase price for the entire block of unvested shares will be $1.00, and the purchase price for each vested share will be the fair market value for such share as of the date of executive’s termination. If, however, we terminate the executive’s employment for cause, the aggregate purchase price of the entire block of any vested and unvested shares will be $1.00. Language Line Holdings, LLC’s right to repurchase the executive’s shares will terminate upon a “change of control” (as such term is defined in their incentive share agreement), provided that the executive is employed by Language Line Holdings, LLC or any of its subsidiaries at the time of the “change of control.”

Our Benefit Plans

We maintain a 401(k) retirement plan, under which employees may elect to make tax deferred contributions to a maximum established annually by the IRS. For employees meeting a six-month service requirement, we match 66.67% of the employees’ contributions up to a maximum of 6.0% of the employees’ compensation. Our contributions vest after three years of service. Predecessor contributions were approximately $497,000, $400,000 and $193,000 for the years ended December 31, 2002, 2003 and for the period from January 1, 2004 to June 11, 2004, respectively. Company contributions for the period from June 12, 2004 to December 31, 2004 were approximately $238,000.

We also provide a variety of standard welfare benefits to our employees, such as medical, dental, vision, short-term and long-term disability, and life insurance and accidental death and dismemberment benefits. A flexible spending plan, an employee assistance program and incentive compensation are also provided to employees.

Instead of the benefit programs described above, our Envok LLC employees in the United Kingdom receive the employee benefits set forth in their offer of employment letters, and the employees we lease through leasing companies receive benefits only through the leasing company, not through any of our employee benefit programs.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Our ultimate parent, Language Line Holdings, LLC indirectly owns 100% of our capital stock. The following table sets forth certain information with respect to the beneficial ownership of Language Line Holdings, LLC’s equity interests as of March 1, 2005, by (i) each person or entity who owns of record or beneficially 5% or more of any class of Language Line Holdings, LLC’s voting securities; (ii) each named executive officer and director of Language Line, Inc.; and (iii) all of the directors and named executive officers of Language Line, Inc. as a group. Except as noted below, the address for each of the directors and named executive officers is c/o Language Line, Inc., 1 Lower Ragsdale Drive, Building 2, Monterey, California 93940.

Name and Address of Beneficial Holder(1)	Number of Voting Equity Interests Beneficially Owned	Percentage of Total Voting Equity Interests Outstanding
Principal Equityholders:
ABRY Partners IV, L.P.(1) (2) (3)	99,648,746	79.7%
ABRY Mezzanine Partners, L.P. (1) (4)	7,790,045	6.2%
Executive Officers and Directors:
Dennis G. Dracup	2,000,000	1.6%
Matthew T. Gibbs II	1,500,000	1.2%
Louis F. Provenzano	—	—
James L. Moore Jr.	650,000	*
Phil Speciale	700,000	*
Jeanne Anderson	650,000	*
Peggy Koenig(6)	—	—
C.J. Brucato (5)	—	—
Azra Nanji	—	—
All Executive Officers & Directors as a group (9 persons)	5,500,000	4.5%

*	Less than 1%

(1)	“Beneficial ownership” generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.

(2)	Royce Yudkoff exercises voting and investment control of the equity interests held by ABRY Partners IV, L.P. and ABRY Mezzanine Partners, L.P. The address of both is 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

(3)	Royce Yudkoff is the sole member of ABRY Capital Partners, LLC which is the sole general partner of ABRY Capital Partners, L.P. which is the sole general partner of ABRY Partners IV, L.P.

(4)	Royce Yudkoff is the sole member of ABRY Mezzanine Holdings, LLC which is the sole general partner of ABRY Mezzanine Investors, L.P. which is the sole general partner of ABRY Mezzanine Partners, L.P.

(5)	Mr. Brucato is a limited partner of ABRY Capital Partners, L.P., the sole general partner of ABRY Partners IV, L.P., and ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P. and disclaims beneficial ownership of any equity interests held by either entity. Mr. Brucato’s address is c/o ABRY Partners IV, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

(6)	Ms. Koenig is a limited partner of ABRY Capital Partners, L.P., the sole general partner of ABRY Partners IV, L.P., and ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P. and disclaims beneficial ownership of any equity interests held by either entity. Ms. Koenig’s address is c/o ABRY Partners IV, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Members Agreement

In connection with the Merger, the members of Language Line Holdings, LLC entered into a Members Agreement. Pursuant to the Members Agreement, such members agreed to vote their equity interests in Language Line Holdings, LLC so that the following directors are elected to the board of managers of Language Line Holdings, LLC: (i) three directors designated by ABRY Partners IV, L.P., (ii) the then current chief executive officer of Language Line Holdings, LLC, who shall initially be Dennis G. Dracup and (iii) the then current chief financial officer of Language Line Holdings, LLC, who shall initially be Matthew T. Gibbs II. The Members Agreement also contains:

•	“tag-along” sale rights exercisable by all investors in the event of sales of equity interests by ABRY Partners, LLC to unaffiliated third parties;

•	“drag-along” sale rights exercisable by the board of managers of Language Line Holdings, LLC and holders of a majority of the then outstanding voting equity interests in the event of an Approved Sale, as defined in the Members Agreement;

•	preemptive rights; and

•	restrictions on transfers of membership interests by management and other key employees absent written authorization of the board of directors, except in certain circumstances.

The voting restrictions and tag-along, drag-along and transfer restrictions will terminate upon consummation of the first to occur of a Qualified Public Offering, as defined in the Members Agreement, or an Approved Sale.

Indemnification

Language Line Holdings, LLC’s Amended and Restated Limited Liability Company Agreement, dated as of June 11, 2004, provides for indemnification of directors and officers, including advancement of reasonable attorney’s fees and other expenses, in connection with all claims, liabilities and expenses arising out of the management of Language Line Holdings, LLC’s affairs. Such indemnification obligations are limited to the extent that Language Line Holdings, LLC’s assets are sufficient to cover such obligations. Language Line Holdings, LLC carries directors and officers insurance that covers such exposure for indemnification up to certain limits. While Language Line Holdings, LLC may be subject to various proceedings in the ordinary course of business that involve claims against directors and officers, we believe that such claims are routine in nature and incidental to the conduct of Language Line Holdings, LLC’s business. None of such claims, if determined adversely against such directors and officers, would have a material adverse effect on Language Line Holdings, LLC’s consolidated financial condition or results of operations. As of the closing of the Merger, Language Line Holdings, LLC had not accrued any amounts to cover indemnification obligations arising from such claims.

Loans

In connection with the Merger, certain loans to our Chief Executive Officer and Chief Financial Officer were modified to extend their maturities.  These modifications were made when LLI was a private company not subject to the Sarbanes-Oxley Act of 2002. Since then LLI has become subject to the Sarbanes-Oxley Act and recently determined that the modifications were not compliant with the Act. LLI intends to remedy this error as soon as possible.

Registration Rights Agreement

In connection with the Merger, the members of Language Line Holdings, LLC entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the holders of a majority of the Investor Registrable Securities, as defined therein, have the ability to cause us to register securities of the Company held by parties to the Registration Rights Agreement and to participate in registrations by us of our Registrable Securities, as defined in the Registration Rights Agreement. All holders of Registrable Securities are subject to customary lock-up arrangements in connection with public offerings.

Reimbursement Agreement

In connection with the Merger, we entered into a Reimbursement Agreement. Pursuant to the Reimbursement Agreement, we agreed to reimburse ABRY for all out-of-pocket expenses incurred in connection with the Merger and related transactions or their ownership of equity interests of Language Line Holdings, LLC.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended December 31, 2003 and December 31, 2004, fees for services provided by Deloitte & Touche LLP, were as follows (in thousands):

	Year Ended December 31,
	2003	2004
Audit Fees	$173	$688
Audit-Related Fees	—	340
Tax Fees	262	304

Total	$435	$1,332

“Audit Fees” consisted of fees billed for services rendered for the audit of Language Line Holdings, Inc.’s annual financial statements, review of financial statements included in Language Line Holdings, Inc.’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings. “Audit-Related Fees” consisted of fees billed for due diligence procedures in connection with acquisitions, restructuring and consultation regarding financial accounting and reporting matters. “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services.

Audit Committee Pre-Approval Policy

Our board has a separately-designated standing Audit Committee. The members of the Audit Committee are C.J. Brucato, Peggy Koenig and Azra Nanji. Prior to engaging our principal accountants to render audit or non-audit services, the engagement as well as charges for such services is approved by our Audit Committee.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

1. Consolidated Financial Statements:

2. Financial Statement Schedules:

Page
Schedule II – Valuation and Qualifying Accounts	F-33

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits

3.1	Certification of Incorporation of Language Line Holdings, Inc. (f/k/a Language Line Acquisition, Inc.).*

3.2	By-Laws of Language Line Holdings, Inc. (f/k/a Language Line Acquisition, Inc.).*

4.1	Indenture, dated as of June 11, 2003 among Language Line Holdings, Inc. (f/k/a Language Line Acquisition, Inc.) and The Bank of New York.*

4.2	Registration Rights Agreement, dated as of June 11, 2004, by and among Language Line Holdings, Inc. (f/k/a Language Line Acquisition, Inc.), MLPFS and each other Initial Purchases set forth on Schedule B thereto.*

4.3	Joinder Agreement, dated June 11, 2003, among Language Line Holdings, Inc., Language Line, LLC, Envok, LLC, On Line Interpreters, Inc., Language Line Services, Inc., Language Line Dominican Republic LLC, Language Line Panama, LLC and Language Line Costa Rica, LLC.*

4.4	First Supplemental Indenture, dated as of June 11, 2003, among Language Line, Inc., Language Line, LLC, Envok, LLC, On Line Interpreters, Inc., Language Line Services, Inc., Language Line Dominican Republic LLC, Language Line Panama, LLC, Language Line Costa Rica, LLC, Language Line Holdings, Inc. and The Bank of New York.*

4.5	Form of Note (included in Exhibit 4.1).*

10.1	Agreement and Plan of Merger, dated April 14, 2004 by and among Language Line Holdings, Inc., Language Line Acquisition, Inc. and Language Line, Inc.*

10.2	Preferred Securities Purchase Agreement, dated as of June 11, 2004 by and among Language Line Holdings, LLC and the purchasers named in the Purchaser Schedule attached thereto.*

10.3	Registration Rights Agreement, dated June 11, 2004, by and among Language Line Holdings, LLC and Language Line Holdings, LLC’s members.*

10.4	Executive Employment Agreement, dated June 11, 2004, by and between Language Line, Inc and Dennis Dracup.*

10.5	Executive Employment Agreement, dated June 11, 2004, by and between Language Line, Inc. and Matthew Gibbs.*

10.6	Non-competition, Non-solicitation Agreement, dated June 11, 2004, by and among Language Line Acquisition, Inc, Language Line, Inc. and Dennis Dracup.*

10.7	Non-competition, Non-solicitation Agreement, dated June 11, 2004, by and among Language Line Acquisition, Inc, Language Line, Inc. and Matthew Gibbs.*

10.8	Incentive Securities Agreement, dated June 11, 2004, by and among Language Line Holdings, LLC, Dennis G. Dracup Declaration of Trust and Christine L. Dracup Declaration of Trust.*

10.9	Incentive Securities Agreement, dated June 11, 2004, by and between Language Line Holdings, LLC and Matthew Gibbs.*

10.10	Incentive Units Agreement, dated July 14, 2004, by and between Language Line Holdings, LLC and Jeanne Anderson.*

10.11	Incentive Units Agreement, dated July 14, 2004, by and between Language Line Holdings, LLC and Dennis Bailey.*

10.12	Incentive Units Agreement, dated July 14, 2004, by and between Language Line Holdings, LLC and Phil Speciale.*

10.13	Investor Securities Purchase Agreement, dated June 11, 2004, by and among Language Line Holdings, LLC and the persons listed on Schedule A thereto.*

10.14	Credit Agreement, dated as of June 11, 2004 by and among Language Line, Inc., Language Line Acquisition, Inc., Merrill Lynch & Co. and MLPFS.*

10.15	Security Agreement, dated as of June 11, 2004, by and among Language Line, Inc., Language Line Holdings, Inc., the Subsidiary Guarantors party thereto and Merrill Lynch Capital Corporation.*

10.16	Guarantee, dated June 11, 2004 by and among Language Line Holdings, Inc. in favor of Merrill Lynch Capital Corporation.*

10.17	Trademark Security Agreement, dated as of June 11, 2004 by and among Language Line Inc., each of the Guarantors listed on Schedule II thereto and in favor of Merrill Lynch Capital Corporation.*

10.18	Amended and Restated Promissory Note in the principal amount of $100,000 from Matthew T. Gibbs II and Kathy Gibbs in favor of Language Line, Inc., dated June 11, 2004.*

10.19	Amended and Restated Promissory Note in the principal amount of $995,000 from Dennis G. Dracup in favor of Language Line, Inc., dated June 11, 2004.*

10.20	Amendment to the Deed of Trust and Assignment of Rents, dated June 11, 2004, by and between Dennis G. Dracup and Christine L. Dracup as Trustor, in favor of Old Republic Title Company as Trustee in trust for Language Line, Inc.*

10.21	Amended and Restated Unit Pledge Agreement, dated June 1, 2004 by and between Language Line, Inc., Matthew T. Gibbs, II and Kathy Gibbs.*

12.1	Statement regarding computation of ratio of earnings to fixed charges.*

14.1	Code of Business Conduct and Ethics.**

21.1	Subsidiaries of Language Line Holdings, Inc.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-118754).
**	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Language Line Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of Language Line Holdings, Inc. and subsidiaries (collectively, the “Predecessor”) as of December 31, 2003 and the related consolidated statements of operations, of stockholders’ equity (deficit) and comprehensive income, and of cash flows for each of the two years in the period ended December 31, 2003 and the period from January 1, 2004 through June 11, 2004 (date of disposition). We have also audited the accompanying consolidated balance sheet of Language Line Holdings, Inc. and subsidiaries (“LLHI”), successor company, as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the period from June 12, 2004 through December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. LLHI is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Predecessor or LLHI’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Predecessor as of December 31, 2003, and the results of operations and cash flows for each of the two years in the period ended December 31, 2003 and for the period from January 1, 2004 through June 11, 2004, and the financial position of LLHI as of December 31, 2004, and the results of its operations and its cash flows for the period from June 12, 2004 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

April 13, 2005

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	December 31,
	2003	2004
	(Predecessor)
Assets
Current assets:
Cash	$4,571	$12,164
Accounts receivable—net of allowance for doubtful accounts of $714 in 2003 and $474 in 2004	21,603	19,626
Prepaid expenses and other current assets	1,909	1,656
Deferred taxes on income	1,230	408

Total current assets	29,313	33,854
Property and equipment, net	6,394	5,897
Goodwill	203,619	408,793
Intangible assets—net of accumulated amortization of $2,383 in 2003 and $20,307 in 2004	11,917	439,793
Deferred financing costs—net of accumulated amortization of $7,451 in 2003 and $1,176 in 2004	10,780	15,018
Officer notes receivable (Note 9)	860	906
Other assets	542	427

Total assets	$263,425	$904,688

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$658	$462
Accrued payroll and related benefits	2,573	1,740
Accrued cost of interpreters	1,391	1,331
Other accrued liabilities	3,006	2,958
Income taxes payable	820	2,451
Current portion of derivative contracts liability	3,301	—
Current portion of long-term debt	26,504	12,947

Total current liabilities	38,253	21,889
Long-term debt	209,276	266,428
Senior subordinated notes	—	160,948
Senior discount notes	—	59,321
Deferred taxes on income	22,474	173,332

Total liabilities	270,003	681,918

Mandatorily redeemable preferred stock of Predecessor:
$.001 par value per share; 100,000 shares authorized; 45,000 shares designated as Series B preferred stock; no shares issued and outstanding at December 31, 2003 and 2004
Stockholders’ equity (deficit):
Common stock, $.001 par value per Predecessor share, 1,050,000 authorized and 983,200 issued shares at December 31, 2003; $.01 par value per Language Line Holdings, Inc. share and 1,000 shares authorized, issued and outstanding at December 31, 2004	1	—
Additional paid-in capital	6,414	228,158
Accumulated deficit	(12,741)	(3,727)
Deferred stock compensation	—	(1,661)
Less: Treasury stock; 21,450 common shares at cost at December 31, 2003	(252)	—

Total stockholders’ equity (deficit)	(6,578)	222,770

Total liabilities and stockholders’ equity (deficit)	$263,425	$904,688

See notes to consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Consolidated Statements of Operations

(In thousands)

	Predecessor			June 12 to December 31, 2004
	Years Ended December 31,		January 1 to June 11, 2004
	2002	2003
Revenues	$133,318	$140,641	$64,692	$80,284
Costs of services:
Interpreters	40,911	40,740	18,374	22,359
Answer points	1,135	542	256	250
Telecommunications	7,087	6,646	2,882	3,364

Total costs of services	49,133	47,928	21,512	25,973

Gross margin	84,185	92,713	43,180	54,311

Other expenses:
Selling, general and administrative	20,896	24,221	10,423	12,441
Interest—net	20,168	12,025	5,982	25,398
Merger related expenses	—	—	9,848	104
Depreciation and amortization	2,787	3,612	1,735	21,709

Total other expenses	43,851	39,858	27,988	59,652

Income (loss) before income taxes	40,334	52,855	15,192	(5,341)
Income tax provision (benefit)	15,415	20,467	5,968	(1,614)

Net income (loss)	$24,919	$32,388	$9,224	$(3,727)

See notes to consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

(In thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
	Shares	Amount					Shares	Amount
BALANCES, January 1, 2002	981,450	$1	$5,971	$(13)	$—	$26	15,675	$(16)	$5,969
Issuance of common stock	1,750	—	443		—	—			443
Purchase of treasury stock	—	—	—		—	—	5,225	(184)	(184)
Derivative contracts reclassification adjustment included in net income	—	—	—		—	14	—	—	14	$14
Net income	—	—	—	24,919	—	—	—	—	24,919	24,919

Comprehensive income	—	—	—		—	—	—	—	—	$24,933

BALANCES, December 31, 2002	983,200	1	6,414	24,906	—	40	20,900	(200)	31,161
Distribution to stockholders	—	—	—	(70,035)	—	—	—	—	(70,035)
Purchase of treasury stock	—	—	—		—	—	550	(52)	(52)
Derivative contracts reclassification adjustment included in net income	—	—	—		—	(40)	—	—	(40)	$(40)
Net income	—	—	—	32,388	—	—	—	—	32,388	32,388

Comprehensive income	—	—	—	—	—	—	—	—	—	$32,348

BALANCES, December 31, 2003	983,200	1	6,414	(12,741)	—	—	21,450	(252)	(6,578)
Tax benefit from stock options exercised	—	—	6,094		—	—	—	—	6,094
Net income thru June 11, 2004	—	—	—	9,224	—	—	—	—	9,224	$9,224

PREDECESSOR ENDING BALANCE, June 11, 2004	983,200	$1	$12,508	$—	$—	$—	21,450	$(252)	$8,740

Beginning balance, June 12, 2004	—	$—	$—		$—	$—	—	$—	$—
Issuance of common stock	1,000	—	226,289	—	—	—	—	—	226,289
Issuance of grant of parent’s class C common shares to employees	—	—	1,869	—	(1,869)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	208	—	—	—	208
Net loss from June 12, 2004 to December 31, 2004	—	—	—	—	—	—	—	—	(3,727)	$(3,727)

BALANCES, December 31, 2004	1,000	$—	$228,158	$(3,727)	$(1,661)	$—	—	$—	$222,770

See notes to consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Consolidated Statements of Cash Flows

(In thousands)

	Predecessor			June 12 to December 31, 2004
	Years Ended December 31,		January 1 to June 11, 2004
	2002	2003
Cash flows from operating activities:
Net income (loss)	$24,919	$32,388	$9,224	$(3,727)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,787	3,612	1,735	21,709
Amortization of deferred financing costs	2,077	2,518	1,225	1,176
Deferred taxes on income	4,892	6,120	1,300	(6,213)
Stock based compensation expense	—	—	—	208
Tax benefit from stock options exercised	—	—	6,094	—
Loss on disposal of property	8	119	19	—
Loss (gain) from derivative instruments	2,735	(3,611)	(1,886)	35
Write-off of deferred financing costs	—	—	9,555	—
Accretion of discount on long-term debt	—	—	—	4,509
Effect of changes in operating assets and liabilities:
Accounts receivable	2,717	(1,354)	335	1,640
Prepaid expenses and other current assets	(671)	(669)	(150)	390
Other assets	36	(16)	(25)	(86)
Accounts payable	(1,516)	(520)	(450)	254
Income taxes payable/refundable	2,560	620	(5,495)	7,204
Accrued payroll and other liabilities	(1,509)	(7,343)	(1,457)	(863)

Net cash provided by operating activities	39,035	31,864	20,024	26,236

Cash flows from investing activities:
Purchases of property	(2,546)	(2,857)	(860)	(1,160)
Acquisition of business, net of cash acquired	(18,484)	—	—	—
Acquisition of Predecessor, net of cash acquired	—	—	—	(716,224)
Officer notes receivable	(100)	—	—	—
Notes receivable collections	182	—	—	39
Proceeds from sale of property	6	283	—	—

Net cash used in investing activities	(20,942)	(2,574)	(860)	(717,345)

Cash flows from financing activities:
Long-term debt borrowings	13,710	102,000	—	507,500
Long-term debt repayments	(29,053)	(57,444)	(12,260)	(14,286)
Loan fees and other financing costs	(244)	(3,761)	—	(16,192)
Distribution to stockholders	—	(70,035)	—	—
Purchase of derivative instruments	—	(357)	—	(38)
Proceeds from issuance of common stock	—	—	—	226,289
Purchase of treasury stock	(184)	(52)	—	—

Net cash provided by (used in) financing activities	(15,771)	(29,649)	(12,260)	703,273

Net increase (decrease) in cash	2,322	(359)	6,904	12,164
Cash—beginning of period	2,608	4,930	4,571	—

Cash—end of period	$4,930	$4,571	$11,475	$12,164

Additional cash flow information:
Interest paid	$16,153	$13,426	$7,177	$18,825

Net income taxes paid (refunds)	$7,971	$13,728	$4,069	$(2,615)

Noncash investing and financing activities:
Issuance of common stock for acquisition	$443	$—	$—	$—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization— Language Line Holdings, Inc. (the “Predecessor”) was a Delaware corporation formed in December 1999 as a holding company for Language Line, LLC (“LLC”) and its subsidiaries. LLC was incorporated during February 1999 as a Delaware limited liability company. The Predecessor was acquired on June 11, 2004 by Language Line, Inc. (“LLI”) in a transaction accounted for under the purchase method of accounting (the “Merger”)(See Note 2.). LLI, a wholly-owned subsidiary of Language Line Acquisition, Inc., is a Delaware corporation formed in April 2004. LLI had no significant operations prior to the acquisition of Predecessor. Language Line Acquisition, Inc. is a Delaware corporation formed in April 2004 and also had no significant operations prior to LLI’s acquisition of Predecessor. Subsequent to the Merger, Language Line Acquisition, Inc., an indirect wholly-owned subsidiary of Language Line Holdings, LLC, was renamed Language Line Holdings, Inc. (“LLHI” or the “Company”).

The Company provides over-the-phone interpretation services, from English into over 150 different languages 24 hours a day, seven days a week. Such services are provided mainly to the non-English speaking business population in the U.S. and Canada covering various industries such as insurance, healthcare, financial, utilities and government, providing a cost effective alternative to staffing in-house multilingual capabilities or using face-to-face interpretation.

Principles of Consolidation—The consolidated financial statements include the accounts of the Predecessor, LLC and LLC’s wholly-owned subsidiaries for the years ended December 31, 2003 and 2002 and for the period from January 1, 2004 to June 11, 2004, and the accounts of LLHI, LLI, LLC and LLC’s wholly-owned subsidiaries for the period from June 12, 2004 to December 31, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk—Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During fiscal 2004, 2003 and 2002, no customer represented more than 10% of revenues or accounts receivable. Accounts receivable are generally unsecured.

Property — For assets that were acquired through the Merger the useful life for property is within the following range:

Useful Lives
Equipment	1-4 years

Software	1-2 years

Furniture and fixtures	1-3 years

Leasehold improvements	1-3 years

Assets that are acquired after the Merger are stated at cost and depreciated using the straight-line method over the estimated useful lives of the various classes of assets as follows:

Useful Lives
Equipment	5 years

Software	3 years

Furniture and fixtures	5 years

Leasehold improvements	The shorter of useful life or initial term of lease

Long Lived Assets—The Company follows, and the Predecessor followed Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company has assessed the recoverability of long-lived assets, including intangible assets other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows according to the guidance of SFAS No. 144. The Company assesses whether it will recognize the future benefit of long-lived assets, including intangibles in accordance with the provisions of SFAS No. 144. For assets to be held and used, including acquired intangibles, the Company initiates its review annually or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur.

Goodwill and Other Intangible Assets—The Company continues to account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill resulting from a business combination be tested for impairment annually at the reporting unit level.

The Company tests the impairment of its goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The Company and the Predecessor completed the annual tests of impairment for goodwill as of December 31, 2004 and 2003, respectively. These tests resulted in no impairment being recognized.

Deferred financing costs are amortized using the straight-line method over the terms of the related debt agreements and the corresponding amortization expense is included in interest expense on the accompanying consolidated statements of operations. In connection with the Merger on June 11, 2004, the Predecessor expensed its outstanding deferred financing costs of $9.6 million and presented the amount as Merger related expenses in the accompanying consolidated statements of operations.

Revenues are recognized as interpretation services are performed based on actual time that is tracked for each call.

Foreign Currency—The functional currency of the Predecessor’s was, and the Company’s foreign subsidiaries is the U.S. Dollar. Transaction and remeasurement gains and losses were not significant for the periods presented. The Predecessor and Company also perform services for Canadian and United Kingdom customers which are billed in local currencies. Transaction gains and losses are reported in the income statement as they are incurred. During 2002, 2003 and 2004 such gains and losses were not significant.

Costs of services primarily represent direct costs of personnel serving as interpreters, answer points and telecommunications expenses for long-distance calls related to providing service to customers. Answer point costs are related to the personnel that receive incoming calls from customers.

Income Taxes—Income taxes are accounted for using an asset and liability approach. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards measured by applying currently enacted tax laws. A valuation allowance is provided to reduce net deferred tax assets to an amount that is more likely than not to be realized.

Stock-Based Compensation—The Predecessor did, and the Company continues to account for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, elected under SFAS No. 123, as amended. The following table illustrates the effect on net income if the Predecessor and the Company had applied the fair value recognition provisions of SFAS No. 123 and in accordance with SFAS No. 148, Accounting of Stock-Based Compensation – Transition and Disclosure, An amendment of FASB Statement No. 123, to stock-based employee compensation (in thousands):

	Predecessor			June 12 to December 31, 2004
	Years Ended December 31,		January 1 to June 11, 2004
	2002	2003
Net income (loss), as reported	$24,919	$32,388	$9,224	$(3,727)

Add total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	127

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(23)	(28)	(101)	(127)

Pro forma net income (loss)	$24,896	$32,360	$9,123	$(3,727)

Fair Value of Financial Instruments—The carrying amount for cash, accounts receivable, accounts payable, employee notes receivable approximated fair value at December 31, 2003 and 2004. The fair value of debt instruments is disclosed in Note 4. The fair value of the derivative financial instruments is based on dealer quotes, considering current interest rates, and represents the estimated receipts or payments that would be made to terminate the agreements.

The Predecessor and the Company followed SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. The Company’s derivative contracts consist of cap agreements that it has entered into in order to manage its exposure to interest rate movements. The Predecessor’s interest rate swaps and caps convert a portion of its variable rate debt to a fixed rate of interest. The Predecessor and Company have not designated the contracts as hedges and, as a result, changes in the fair value of the contracts during a period is recognized immediately in earnings as a component of interest expense.

The value of the derivative contracts liability (asset) and the changes in value are as follows (in thousands):

	Predecessor			June 12 to December 31, 2004
	Years Ended December 31,		January 1 to June 11, 2004
	2002	2003
Beginning balance—derivative contracts liability (asset)—net	$4,231	$6,951	$3,023	$—
Purchase of interest rate cap contracts	—	(357)	—	(38)
Increase (decrease) in fair value of net liabilities (assets) during the period	2,720	(3,571)	(1,886)	34
Settlement of net derivative contracts liability (asset)	—	—	—	—

Ending balance—derivative contracts liability (asset)—net	$6,951	$3,023	$1,137	$(4)

The ending balance of the derivative contracts liability (asset)-net is included in the accompanying consolidated balance sheets as follows (in thousands):

	Predecessor	December 31, 2004
	December 31, 2003

Other assets	$(278)	$(4)
Current portion of derivative contracts liability (asset)	3,301	—

Ending balance—derivative contracts liability (asset)—net	$3,023	$(4)

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Such management estimates include the allowance for doubtful accounts receivables, the useful life of goodwill, income tax reserves and certain other accrued liabilities. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements—In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method. That transaction cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; and the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period.

SFAS 123R is effective as of the beginning of the first interim or annual period that begins after December 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123. The Company has not yet evaluated the impact of SFAS 123R on its financial position and results of operations.

As of December 31, 2004 there are 20,029,811 outstanding unvested Class C Shares, which were granted as restricted stock during 2004. The Company has terminated all stock option incentive plans and they were not replaced. There are no outstanding or exercisable options with respect to any stock option incentive plans with the Company as of December 31, 2004.

2. Business Combinations, Goodwill and Intangible Assets

Business Combinations – On May 6, 2002, the Predecessor acquired all outstanding stock of OnLine Interpreters, Inc. (“OnLine”). The results of OnLine’s operations have been included in the consolidated financial statements since that date. OnLine was acquired with the intent to solidify the Company’s market position.

The aggregate purchase price was $22.3 million, including cash payments of $18.2 million plus acquisition costs of $294,000, notes payable of $3.4 million, and 1,750 shares of the Predecessor’s common stock valued at $443,000.

The following table summarizes the estimated fair values of the OnLine assets acquired and liabilities assumed (dollars in thousands).

Purchase price:
Cash payment	$18,151
Notes payable—at net present value	3,431
1,750 shares of Predecessor common stock	443
Acquisition costs	293

Total purchase price	$22,318

Net assets acquired:
Current assets	$1,881
Furniture and equipment	289
Identifiable intangible assets	14,300
Goodwill	12,821
Current liabilities	(1,204)
Capital lease obligation	(255)
Deferred tax liability	(5,514)

Net assets acquired	$22,318

The $12.8 million of goodwill is not deductible for income tax purposes. The Predecessor’s acquired intangible assets consisted of customer relationships and were being amortized on a straight-line basis over our estimated life of 10 years. Amortization expense was $953,000 and $1.4 million for the years ended December 21, 2002 and 2003, respectively.

The Predecessor has placed $4.7 million of the purchase price into an escrow account to be paid to OnLine shareholders in three equal annual installments commencing in May 2007. The Company is entitled to all earnings on the escrow account. For the years ended December 31, 2002, 2003 and 2004 the Company recorded $491,000, $380,000, and $305,000, respectively, as an escrow receivable and interest income for the increase in the fair market value of the escrow account. For the year ended December 31, 2004, the Company received $369,000 of cash interest income.

During 2002, the Predecessor also acquired the assets of National Interpreting Services, Inc., a business engaged in marketing and providing over-the-phone interpretation services in the United Kingdom of Great Britain and Northern Ireland for $36,000 in cash plus acquisition costs of $4,000. The Predecessor recorded goodwill of $40,000, which is expected to be fully deductible for tax purposes.

On June 11, 2004, LLI, an indirect subsidiary of ABRY Partners (“ABRY”) acquired the Predecessor. The Merger was accomplished by LLI’s merger with and into the Predecessor. ABRY acquired Predecessor with the intent of continuing the business. The aggregate purchase price was $718.1 million. The merger agreement contains customary representations and warranties and covenants. At closing, $30 million of the Merger consideration was deposited into an escrow account on behalf of the stockholders and optionholders of the Predecessor to secure their potential indemnity obligations to the Company and payment of any post-closing adjustment to the Merger consideration to the Company.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands).

Purchase Price:
Cash payment to seller (including $30.0 million escrow deposit)	$493,694
Payment of Predecessor indebtedness	223,379
Acquisition costs	1,064

Total purchase price	$718,137

Net assets acquired:
Current assets	31,531
Furniture and equipment	6,195
Identifiable intangible assets	460,100
Goodwill	408,793
Other assets	1,271
Current liabilities	(8,500)
Note payable	(1,793)
Capital lease obligation	(126)
Deferred tax liability	(179,334)

Net assets acquired	$718,137

The $408.8 million of goodwill is not expected to be deductible for income tax purposes.

Goodwill and Intangible Assets – As of December 31, 2004, the Company’s acquired intangible assets are being amortized on a straight-line basis and consist of (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Customer relationships	$401,400	$11,094	20 years
Trademark and tradename	34,500	3,814	5 years
Internally developed software	14,000	2,580	3 years
Covenants-not-to-compete	10,200	2,819	2 years

	$460,100	$20,307

The expected future amortization of the acquired intangible assets at December 31, 2004 is as follows (in thousands):

Year Ending December 31
2005	36,737
2006	33,918
2007	29,057
2008	26,970
2009	23,156
Thereafter	289,955

Total	$439,793

The changes in the carrying value of goodwill for the years ended December 31, 2002 and 2003 and for the periods from January 1, 2004 through June 11, 2004 and from June 12, 2004 through December 31, 2004 are as follows (in thousands):

	Predecessor		January 1 to June 11, 2004	June 12 to December 31, 2004
	Years ended December 31,
	2002	2003
Beginning balance	$190,758	$203,798	$203,619	$—
Purchased goodwill	13,040	—	—	408,793
Purchase accounting adjustment	—	(179)	—	—

Ending balance	$203,798	$203,619	$203,619	$408,793

Pro Forma Financial Information –The following unaudited pro forma information for the years ended December 31, 2003 and 2004, respectively, give effect to the Merger and financing as if they had occurred on January 1, 2003 (in thousands):

	Year Ended December 31,
	2003	2004
Net revenues	$140,641	$144,976
Net Loss	$(15,662)	$(6,394)

The unaudited pro forma consolidated financial data have been prepared giving effect to the Merger, which is accounted for in accordance with SFAS No. 141 Business Combinations. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Merger and financing occurred on January 1, 2003.

3. Property and equipment

Property and equipment consists of the following (in thousands):

	Predecessor	December 31, 2004
	December 31, 2003

Equipment	$8,287	$5,089
Software	1,540	690
Leasehold improvements	1,357	1,027
Furniture and fixtures	649	569

Total	11,833	7,375
Accumulated depreciation and amortization	(5,439)	(1,478)

Property—net	$6,394	$5,897

4. Long-Term Debt

Long-term debt consists of the following (in thousands):

	Predecessor	December 31, 2004
	December 31, 2003

Current portion of long-term debt:
Term loan	$25,600	$12,000
Notes payable to others	837	876
Capital lease obligations	67	71

	26,504	12,947

Long-term debt (non-current):
Revolving credit facility	25,000	—
Term loan	182,400	265,500
Notes payable to others	1,794	917
Capital lease obligations	82	11

	209,276	266,428

Senior subordinated notes	—	160,948
Senior discount notes	—	59,321

Total debt	235,780	499,644

As of December 31, 2003, the Predecessor had a $40.0 million reducing revolving credit facility and a $240.0 million term loan. On June 11, 2004 in conjunction with the Merger these loans were paid off.

During 2003, the Predecessor entered into three interest rate cap agreements to hedge its exposure to interest rate risk above 4.00% (LIBOR of 1.35% plus the 2.65% spread). The Predecessor paid a $358,000 premium to purchase the caps. The caps were indexed to LIBOR with a $95.0 million combined notional amount and has a strike of 4.00%. The counterparty was obligated to pay the difference between 4.00% and LIBOR if LIBOR rises above 4.00%. The agreements were to expire on December 30, 2005. As of December 31, 2003, the total fair value of the interest rate cap agreements was $278,000, and are included in Other Assets. In conjunction with the Merger on June 11, 2004, these caps were terminated.

As of December 31, 2004, the Company had a $40.0 million reducing revolver credit facility and $277.5 million term loan under a bank loan agreement secured by all assets and property of LLI and subsidiaries dated June 11, 2004 (the “2004 Loans”). The reducing revolver credit facility is due June 11, 2010 and the term loan is due June 10, 2011. Under the terms of the loan agreement, the Company may elect either a variable rate of interest (equal to the lender’s “base rate” plus an applicable margin) or an interest rate fixed for a specified period of one, two, three or six months (equal to LIBOR plus an applicable margin) for the revolver and one, two, or three months for the term loan. The applicable margins used to calculate these interest rates are determined based on the Company’s ratio of total debt less excess cash to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the loan agreements. The Company’s average interest rates for the revolver and the term loan were 5.168% and 6.016%, respectively, for 2004. At December 31, 2004, the interest rate in effect was 6.67% through January 24, 2005 for the term loan. The fair values of the revolver credit facility and the term loan approximate carrying values because of the nature of the variable rate of interest applicable to both.

At December 31, 2004, the maximum amount available under the revolving credit facility was $40.0 million. This amount is available for the entire term per the loan agreement. The term loan is automatically and permanently reduced at the end of each calendar quarter based on a predetermined schedule. In addition to such predetermined reductions, the maximum-amount available under the loan agreement will be permanently reduced by (1) beginning June 11, 2004, a portion of an annual “excess cash flow” amount, as defined in the loan agreement, (2) a portion of net proceeds from the Company’s issuance of equity securities, as defined, (3) a portion of net proceeds from the Company’s disposition of assets, as defined, and (4) by voluntary reductions requested at the option of the Company.

On June 11, 2004 LLI issued $165 million of 11 1/8% Senior Subordinated Notes (the “Notes”) for net proceeds of $160.8 million. Interest is payable on June 15 and December 15 of each year, beginning December 15, 2004. The Notes will mature on June 15, 2012. LLI may redeem some or all of the notes at any time on an after June 15, 2008 at the redemption prices set forth. In addition, before June 15, 2007, LLI may redeem up to 35% of the notes with the net proceeds of one or more equity offerings. The notes are unsecured and are subordinated to all existing and future senior indebtedness. Each of LLI’s domestic subsidiaries guarantee the notes on a senior subordinated basis.

Based on quoted market prices and/or the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of the Notes is approximately $174.3 million as of December 31, 2004.

On June 11, 2004 the Company issued approximately $109.0 million of 14 1/8% Senior Discount Notes for net proceeds of approximately $55.0 million. No cash interest will accrue on the senior discount notes prior to June 15, 2009. Thereafter, cash interest on the senior discount notes will accrue at a rate of 14 1/8% per annum and be payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2009. The senior discount notes are unsecured senior obligations, rank equally with all of our future senior indebtedness and rank senior to all subordinated indebtedness. The senior discount notes are subordinated to all of our subsidiaries’ existing and future obligations and are due June 15, 2013.

Based on quoted market prices and/or the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of the $109.0 million of 14 1/8% senior discount notes is approximately $61.7 million as of December 31, 2004.

The indentures governing both the Senior Discount Notes and the Senior Subordinated Notes contain covenants limiting, among other things, the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, make restricted payments, make investments, create certain liens, sell assets, restrict payments by the Company’s subsidiaries, guarantee indebtedness, enter into transactions with affiliates, and merge or consolidate or transfer and sell assets. These covenants are subject to important exceptions and qualifications as contained in the indenture.

As of December 31, 2004, principal payments, excluding capital lease obligations (see Note 8), are due approximately as follows (in thousands):

Year Ending December 31	Revolving Credit Facility	Notes Payable to Other	Term Loans	Senior Subordinated Notes	Senior Discount Notes	Total
2005	$—	$876	$12,000	$—	$—	$12,876
2006	—	917	15,000	—	—	15,917
2007	—	—	15,000	—	—	15,000
2008	—	—	15,000	—	—	15,000
2009	—	—	15,000	—	—	15,000
Thereafter	—	—	205,500	160,948	59,321	425,769

Total	$—	$1,793	$277,500	$160,948	$59,321	$499,562

5. Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Predecessor			June 12 to December 31, 2004
	Years Ended December 31,		January 1 to June 11, 2004
	2002	2003
Current:
Federal	$8,982	$12,176	$3,816	$3,904
State	1,541	2,171	852	695

Total current	10,523	14,347	4,668	4,599

Deferred:
Federal	4,440	5,165	1,123	(5,269)
State	452	955	177	(944)

Total deferred	4,892	6,120	1,300	(6,213)

Total	$15,415	$20,467	$5,968	$(1,614)

The amount of income tax recorded differs from the amount using the statutory federal income tax rate (35%) for the following reasons (in thousands):

	Predecessor			June 12 to December 31, 2004
	Years Ended December 31,		January 1 to June 11, 2004
	2002	2003
Federal statutory tax expense (benefit)	$14,117	$18,499	$5,317	$(1,783)
State tax expense (benefit)	1,347	2,061	669	(162)
Other	(49)	(93)	(18)	331

Total	$15,415	$20,467	$5,968	$(1,614)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

	Predecessor December 31,		December 31, 2004
	2002	2003
Deferred tax assets (liabilities):
Allowance for uncollectible accounts receivable	$459	$265	$194
State income taxes	1,206	1,904	9,614
Depreciation and amortization	(12,030)	(17,634)	(3,630)
Acquired intangibles	(5,123)	(4,765)	(180,315)
Other	364	(1,014)	1,213

Net deferred tax liability	$(15,124)	$(21,244)	$(172,924)

The Company is subject to ongoing audits from various taxing authorities in the jurisdictions in which it does business and believes it has adequately provided for income tax issues not yet resolved. As of December 31, 2004, approximately $428,000 had been accrued to provide for such matters. Based on a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its future results of operations or financial condition.

6. Retirement Plans

The Predecessor had and the Company has a 401(k) retirement plan under which employees may elect to make tax deferred contributions, to a maximum established annually by the IRS. For employees meeting a six-month service requirement, the Company matches 66.7% of the employees’ contributions up to a maximum of 6% of the employees’

compensation. Contributions vest after three years of service. Predecessor contributions were approximately $497,000, $400,000 and $193,000 for the years ended December 31, 2002, 2003 and for the period from January 1, 2004 to June 11, 2004, respectively. Company contributions for the period from June 12, 2004 to December 31, 2004 were approximately $238,000.

7. Stock-Based Awards

The 2000 Restricted Stock Plan

In 2000, the Predecessor adopted a restricted stock plan (the “2000 Plan”) and reserved 85,000 shares of its common stock for future issuance to Predecessor employees. The 2000 Plan granted employees an option to purchase shares of common stock at fair market value within a period of 30 to 90 days after the date of grant. The purchased shares for the exercised options were to vest over a five-year period (20% annually) commencing on the first anniversary of the date of grant. Transfer of these shares was restricted. Within 90 days of an employee termination, the Predecessor had the option to repurchase all or any portion of the restricted shares at fair market value for vested shares, and at the lesser of original issue price and fair market value for unvested shares.

Through December 31, 2001, 66,600 options were granted, of which 66,450 options were exercised at $1.00 per share and weighted average fair value of $0.21, 150 options were forfeited, and 15,675 shares of common stock of the exercised options were repurchased. In May 2002, the Company issued 1,750 shares of its common stock under the 2000 Plan in connection with the acquisition of OnLine (see Note 2). During 2002 and 2003, 550 shares and 5,225 shares, respectively, were repurchased.

There were no outstanding and unexercised options from the 2000 Plan as of December 31, 2003. A total of 46,750 shares (representing approximately 4.7% of the Predecessor’s outstanding common shares) from exercise of options under the 2000 Plan were outstanding and 35,210 shares were vested as of December 31, 2003.

In connection with the Merger, all outstanding shares were redeemed. The 2001 Plan was terminated and was not replaced. There are no outstanding or exercisable options with respect to this plan at December 31, 2004.

The 2001 Stock Incentive Plan

On December 13, 2001, the Predecessor adopted its 2001 Stock Incentive Plan. The plan provided for grants of stock options to certain employees, officers, directors, consultants and other individuals chosen by the Compensation Committee, in its sole discretion. The purpose of the plan was to provide key employees and certain other persons who rendered services to the Predecessor or any of its subsidiaries with opportunities to participate in the ownership of the Predecessor and its future growth.

The plan was administered by the board of directors. A total of 49,075 shares of common stock were available for issuance under the plan. Immediately prior to the consummation of the Merger, options to purchase 45,050 shares of common stock were outstanding under the plan. In connection with the Merger, vesting for all outstanding options was accelerated pursuant to the 2001 Plan, the options were exercised, and the shares were redeemed. The 2001 Plan was terminated and was not replaced. There are no outstanding or exercisable options with respect to any stock incentive plans at December 31, 2004.

The following table summarizes Predecessor stock option activity since January 1, 2002:

	Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2002	40,000	$137.35
Options granted (weighted average fair value of $46.17 per share)	5,550	253.00

Options outstanding, December 31, 2002 and 2003 (8,000 options with a weighted exercise price of $137.35 and 17,110 options with a weighted exercise price of $144.85 vested and exercisable as of December 31, 2002 and 2003, respectively)	45,550	151.44
Options cancelled	(500)	253.00
Options exercised (June 11, 2004)	(45,050)	150.31

Options outstanding, June 11, 2004	—	$—

Pursuant to a stock option agreement with an officer, when dividends were declared by the Predecessor, it was to pay an amount equivalent to what the officer would have received had the option to purchase shares (whether or not vested) was exercised. During 2003, the Predecessor distributed dividends to shareholders and the Predecessor paid such employee approximately $2.9 million, which is included in Selling, General and Administrative Expenses.

As discussed in Note 1, stock-based awards have been accounted for using the intrinsic value method in accordance with APB No. 25 and its related interpretations. No stock compensation expense was recorded in 2002 or 2003 related to stock-based awards.

In 2004, the Company recorded deferred stock compensation of $1,869,000, representing the fair value of 20,029,811 Class C Shares of Language Line Holdings, LLC (the “ultimate parent”) at the date of the grant and an amortization of deferred stock compensation expense for the period from June 12, 2004 to December 31, 2004 of $208,000. The Class C shares will vest over five years according to a specified schedule and will be expensed to compensation on a straight-line basis over the vesting period. Vesting will accelerate upon a change of control of Language Line Holdings, LLC and upon certain types of sales. Vesting will cease if the individual ceases to be employed by Language Line Holdings, LLC or any of its subsidiaries. If the individual ceases to be employed by Language Line Holdings, LLC or any of its subsidiaries, Language Line Holdings, LLC will have the option to purchase all or any portion of the vested and/or the unvested Class C Shares. The aggregate purchase price for the entire block of unvested shares will be $1.00, and the purchase price for each vested share will be the fair market value for such share as of the date of individual’s termination. If, however, the Company terminates the individual’s employment for cause, the aggregate purchase price of the entire block of any vested and unvested shares will be $1.00. Language Line Holdings, LLC’s right to repurchase the individual’s shares will terminate upon a “change of control” (as such term is defined in their incentive share agreement), provided that the individual is employed by Language Line Holdings, LLC or any of its subsidiaries at the time of the “change of control”.

SFAS No. 123 requires the disclosure of pro forma effects to reported net income as if the Predecessor had elected to recognize compensation cost based on the fair value of the stock-based awards at grant date. The Predecessor calculated the fair value of the grants made under the restricted stock plan in 2002 using the Black-Scholes option pricing model using the minimum value method, based on a single option valuation approach. The following assumptions were used: expected life, five years; weighted average risk-free interest rate of 4.1%; and no dividends during the expected term. See Note 1 for pro forma net income (loss).

8. Lease Commitments

The Predecessor leased and the Company leases computer equipment under a capitalized lease that was assumed in connection with the Online acquisition. The Company leases its operating facilities in the following locations:

Location	Expiration	Option to Extend
Monterey, California	December 2005	One period of five years
Skokie, Illinois	April 2006	None
Dominican Republic	October 2006	One period of three years
Panama (2 leases)	November 2006 and June 2006	None/Two periods of two years
London, UK	September 2006	None
Costa Rica (3 leases)	April 2005, 2007 & 2007	None

Total rent expense under the operating leases was approximately $937,000 in 2002, $784,000 in 2003 and $897,000 in 2004. Future minimum annual lease payments at December 31, 2004 are as follows (in thousands):

Year Ending December 31	Operating Leases	Capital Lease Obligation
2005	$940	$73
2006	269	12
2007	26	—

Total	$1,235	85

Less amount representing interest		(4)

Present value of capital lease obligations		81

Current portion		(70)

Long-term portion		$11

9. Related Party Transactions

In 2003, the Predecessor made a distribution of $70 million to its common stockholders.

The Predecessor paid the principal shareholder of the Company management fees totaling $400,000 for each of the years ended December 31, 2002 and 2003, as well as $179,000 for the period from January 1, 2004 to June 11, 2004. The Predecessor also recorded interest expense related to the notes payable to stockholders in the amount of $3.7 million and $1.5 million for the years ended December 31, 2002 and 2003, respectively.

In 2001, the Predecessor loaned $995,000 to an officer in exchange for a note receivable. The note is secured by the party’s primary residence. In 2002, the Predecessor loaned $100,000 to another officer in exchange for a note receivable. The note is secured by the Language Line Holdings, LLC common stock. In connection with the Merger, which occurred on June 11, 2004, both of these loans were modified to extend their maturities. These modifications were made when LLI was a private company not subject to the Sarbanes-Oxley Act of 2002 (the “Act”). In September, 2004, LLI became subject to the Act and as a result the loans may not have been compliant with the Act. To address this matter, on April 13, 2005, an amount equal to the total amount outstanding under the loans (approximately $1.1 million) was distributed from LLI in the form of a dividend to its parent, LLHI. LLHI then distributed in the form of a dividend that same amount to its parent, Language Line Holdings III, Inc. (the “Parent”). Parent then made new loans to the executives in the same amount as the loans held by LLI. The loans held by LLI were simultaneously repaid in full by the officers. This action required a waiver from the lenders party to LLI’s credit agreement, which was obtained on April 13, 2005. The notes held by LLI were non-interest bearing and were due during 2009. For financial accounting purposes, the notes were discounted to the net present value of the future balloon payment by applying the Predecessor’s average borrowing rate. The discount of $296,000 and $23,000, respectively, were recorded as prepaid compensation to the officers. The discounts were being accreted into interest income over the life of the loan and the prepaid expense was amortized into compensation expense also over the life of the loan.

10. Contingencies

The Predecessor or Company are subject to certain legal actions arising in the course of business. Although the ultimate outcome is not presently determinable, management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

11. Quarterly Information (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the 8 quarters ended December 31, 2004. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

Quarterly financial results for the quarter ended June 30, 2004 represent the sum of the financial data for the Predecessor for the period April 1, 2004 to June 11, 2004, the closing date of the Merger, and the financial data for the Company for the period from its inception to June 30, 2004.

Quarterly Financial Data

(unaudited, in thousands)

	Quarter Ended
2003	March 31	June 30	June 30	December 31
Revenues	$34,789	$35,211	$35,396	$35,245
Gross margin	$21,890	$23,089	$24,070	$23,664
Net income	$7,261	$8,427	$7,601	$9,099

2004	Quarter Ended March 31	For the Period from April 1, 2004 to June 11, 2004	For the Period from June 12, 2004 to June 30, 2004	Quarter Ended September 30	Quarter Ended December 31
Revenues	$36,093	$28,599	$7,388	$36,228	$36,668
Gross margin	$24,266	$18,914	$5,236	$24,567	$24,507
Net income (loss)	$8,273	$951	$(342)	$(1,756)	$(1,630)

12. Guarantor and Non-Guarantor Subsidiaries

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

The following information sets forth, on a condensed consolidating basis, balance sheet information as of December 31, 2003 and December 31, 2004, statements of operations and comprehensive income (loss) information for the years ended December 31, 2002 and 2003, for the period from January 1, 2004 to June 11, 2004 and the period from June 12, 2004 to December 31, 2004, and statement of cash flow information for the years ended December 31, 2002 and 2003, for the period from January 1, 2004 to June 11, 2004 and the period from June 12, 2004 to September 30, 2004 for LLHI (“Registrant”), LLI, the Guarantor Subsidiaries and foreign subsidiaries of LLI that are not guaranteeing the Notes (the “Non-Guarantor Subsidiaries”.) Income tax expense (benefit) is allocated among entities based upon taxable income (loss) by jurisdiction within each group.

Condensed Consolidating Balance Sheet Information of the Predecessor as of December 31, 2003 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash	$184	$4,260	$127	$4,571	$—	$4,571
Accounts receivable—net	—	21,404	199	21,603	—	21,603
Intercompany receivable	5,098	2,030	133	7,261	(7,261)	—
Prepaid expenses and other current assets	—	1,648	261	1,909	—	1,909
Deferred taxes on income	—	1,443	—	1,443	(213)	1,230

Total current assets	5,282	30,785	720	36,787	(7,474)	29,313
Property and equipment—net	—	4,586	1,808	6,394	—	6,394
Goodwill	—	203,579	40	203,619	—	203,619
Intangible assets—net	—	11,917	—	11,917	—	11,917
Deferred financing costs—net	—	10,780	—	10,780	—	10,780
Officer notes receivable	—	860	—	860	—	860
Investment in subsidiaries	—	320	—	320	(320)	—
Other assets	—	503	39	542	—	542

Total assets	$5,282	$263,330	$2,607	$271,219	$(7,794)	$263,425

Liabilities, Member’s Capital and Stockholders’ Deficit
Current liabilities:
Accounts payable	$—	$658	$—	$658	$—	$658
Intercompany payable	—	—	2,163	2,163	(2,163)	—
Accrued payroll and related benefits	—	2,513	60	2,573	—	2,573
Accrued cost of interpreters	—	1,354	37	1,391	—	1,391
Other accrued liabilities	8	2,971	27	3,006	—	3,006
Income taxes payable	—	5,918	—	5,918	(5,098)	820
Current portion of derivative contract liability	—	3,301	—	3,301	—	3,301
Current portion of long-term debt	—	26,504	—	26,504	—	26,504

Total current liabilities	8	43,219	2,287	45,514	(7,261)	38,253
Long-term debt	—	209,276	—	209,276	—	209,276
Deferred income taxes	213	22,474	—	22,687	(213)	22,474
Distribution in excess of investment in subsidiary	11,639	—	—	11,639	(11,639)	—

Total liabilities	11,860	274,969	2,287	289,116	(19,113)	270,003

Member’s capital (deficiency)	—	(11,639)	320	(11,319)	11,319	—

Stockholders’ deficit:
Common stock	1	—	—	1	—	1
Additional paid-in capital	6,414	—	—	6,414	—	6,414
Accumulated deficit	(12,741)	—	—	(12,741)	—	(12,741)
Less: Treasury stock	(252)	—	—	(252)	—	(252)

Total stockholders’ deficit	(6,578)	—	—	(6,578)	—	(6,578)

Total liabilities, member’s capital and stockholders’ deficit	$5,282	$263,330	$2,607	$271,219	$(7,794)	$263,425

Condensed Consolidating Balance Sheet Information of the Registrant as of December 31, 2004 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash	—	$—	$11,983	$181	$12,164	$—	$12,164
Accounts receivable—net	—	—	19,244	382	19,626	—	19,626
Intercompany receivable	—	—	38,798	—	38,798	(38,798)	—
Prepaid expenses and other current assets	—	—	1,540	116	1,656	—	1,656
Refundable income taxes	53	—	—	—	53	(53)	—
Deferred taxes on income	—	411	—	—	411	(3)	408

Total current assets	53	411	71,565	679	72,708	(38,854)	33,854
Property and equipment—net	—	—	3,562	2,335	5,897	—	5,897
Goodwill	—	—	408,793	—	408,793	—	408,793
Intangible assets—net	—	—	439,793	—	439,793	—	439,793
Deferred financing costs—net	1,983	13,035	—	—	15,018	—	15,018
Officer notes receivable	—	—	906	—	906	—	906
Investment in subsidiaries	280,684	739,716	673	—	1,021,073	(1,021,073)	—
Other assets	—	5	354	68	427	—	427

Total assets	$282,720	$753,167	$925,646	$3,082	$1,964,615	$(1,059,927)	$904,688

Liabilities, Member’s Capital and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$—	$462	$—	$462	$—	$462
Intercompany payable	164	36,608	—	2,026	38,798	(38,798)	—
Accrued payroll and related benefits	—	—	1,689	51	1,740	—	1,740
Accrued cost of interpreters	—	—	1,122	209	1,331	—	1,331
Other accrued liabilities	—	1,411	1,424	123	2,958	—	2,958
Income taxes payable	—	327	2,177	—	2,504	(53)	2,451
Current portion of long-term debt	—	12,000	947	—	12,947	—	12,947

Total current liabilities	164	50,346	7,821	2,409	60,740	(38,851)	21,889
Long-term debt	—	265,500	928	—	266,428	—	266,428
Senior discount notes	59,321	—	—	—	59,321	—	59,321
Senior subordinated notes	—	160,948	—	—	160,948	—	160,948
Deferred income taxes	(1,196)	(4,311)	178,842	—	173,335	(3)	173,332

Total liabilities	58,289	472,483	187,591	2,409	720,772	(38,854)	681,918

Member’s capital	—	—	738,055	673	738,728	(738,728)	—

Stockholders’ equity:
Common stock	—	—	—	—	—	—	—
Additional paid-in capital	228,158	281,207	—	—	509,365	(281,207)	228,158
Retained earnings (accumulated deficit)	(3,727)	(523)	—	—	(4,250)	523	(3,727)
Deferred stock compensation	—	—	—	—	—	(1,661)	(1,661)

Total stockholders’ equity	224,431	280,684	—	—	505,115	(282,345)	222,770

Total liabilities, member’s capital and stockholders’ equity	$282,720	$753,167	$925,646	$3,082	$1,964,615	$(1,059,927)	$904,688

Condensed Consolidating Statements of Operations and Comprehensive Income Information of the Predecessor for the Year Ended December 31, 2002 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$133,122	$5,195	$138,317	$(4,999)	$133,318
Costs of services:
Interpreter	—	37,321	3,590	40,911	—	40,911
Answer points	—	814	321	1,135	—	1,135
Telecommunications	—	7,087	—	7,087	—	7,087

Total costs of services	—	45,222	3,911	49,133	—	49,133

Gross margin	—	87,900	1,284	89,184	(4,999)	84,185

Other expenses:
Selling, general and administrative	—	24,830	1,065	25,895	(4,999)	20,896
Interest—net	3,662	16,506	—	20,168	—	20,168
Depreciation and amortization	—	2,690	97	2,787	—	2,787

Total other expenses	3,662	44,026	1,162	48,850	(4,999)	43,851

Income (loss) from operations	(3,662)	43,874	122	40,334	—	40,334
Equity earnings from subsidiaries	43,996	122	—	44,118	(44,118)	—

Income before income taxes	40,334	43,996	122	84,452	(44,118)	40,334
Income tax provision	15,415	16,893	47	32,355	(16,940)	15,415

Net income	24,919	27,103	75	52,097	(27,178)	24,919
Other comprehensive income—
Derivative contracts reclassification adjustment included in net income, net of tax	—	14	—	14	—	14

Comprehensive income	$24,919	$27,117	$75	$52,111	$(27,178)	$24,933

Condensed Consolidating Statements of Operations and Comprehensive Income Information of the Predecessor for the Year Ended December 31, 2003 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$139,994	$10,215	$150,209	$(9,568)	$140,641
Costs of services:
Interpreter	—	33,685	7,055	40,740	—	40,740
Answer points	—	186	356	542	—	542
Telecommunications	—	6,629	17	6,646	—	6,646

Total costs of services	—	40,500	7,428	47,928	—	47,928

Gross margin	—	99,494	2,787	102,281	(9,568)	92,713

Other expenses:
Selling, general and administrative	—	31,753	2,036	33,789	(9,568)	24,221
Interest—net	1,507	10,518	—	12,025	—	12,025
Depreciation and amortization	—	3,180	432	3,612	—	3,612

Total other expenses	1,507	45,451	2,468	49,426	(9,568)	39,858

Income (loss) from operations	(1,507)	54,043	319	52,855	—	52,855
Equity earnings from subsidiaries	54,362	319	—	54,681	(54,681)	—

Income before income taxes	52,855	54,362	319	107,536	(54,681)	52,855
Income tax provision	20,467	21,066	124	41,657	(21,190)	20,467

Net income	32,388	33,296	195	65,879	(33,491)	32,388
Other comprehensive loss—
Derivative contracts reclassification adjustment included in net income, net of tax	—	(40)	—	(40)	—	(40)

Comprehensive income	$32,388	$33,256	$195	$65,839	$(33,491)	$32,348

See notes to consolidated financial statements.

Condensed Consolidating Statements of Operations and Comprehensive Income Information of the Predecessor for the Period from January 1, 2004 to June 11, 2004 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$64,427	$5,239	$69,666	$(4,974)	$64,692
Costs of services:
Interpreter	—	14,757	3,617	18,374	—	18,374
Answer points	—	102	154	256	—	256
Telecommunications	—	2,863	19	2,882	—	2,882

Total costs of services	—	17,722	3,790	21,512	—	21,512

Gross margin	—	46,705	1,449	48,154	(4,974)	43,180

Other expenses:
Selling, general and administrative	—	14,451	946	15,397	(4,974)	10,423
Interest—net	—	5,982	—	5,982	—	5,982
Merger related expenses	—	9,848	—	9,848	—	9,848
Depreciation and amortization	—	1,471	264	1,735	—	1,735

Total other expenses	—	31,752	1,210	32,962	(4,974)	27,988

Income from operations	—	14,953	239	15,192	—	15,192
Equity earnings from subsidiaries	15,192	239	—	15,431	(15,431)	—

Income before income taxes	15,192	15,192	239	30,623	(15,431)	15,192
Income tax provision	5,968	5,968	94	12,030	(6,062)	5,968

Net income and comprehensive income	$9,224	$9,224	$145	$18,593	$(9,369)	$9,224

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) Information of the Registrant for the Period from June 12, 2004 to December 31, 2004 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$—	$79,978	$8,707	$88,685	$(8,401)	$80,284
Costs of services:
Interpreter	—	—	16,491	5,868	22,359	—	22,359
Answer points	—	—	100	150	250	—	250
Telecommunications	—	—	3,319	45	3,364	—	3,364

Total costs of services	—	—	19,910	6,063	25,973	—	25,973

Gross margin	—	—	60,068	2,644	62,712	(8,401)	54,311

Other expenses:
Selling, general and administrative	—	—	19,063	1,779	20,842	(8,401)	12,441
Interest—net	4,454	21,353	(409)	—	25,398	—	25,398
Merger related expenses	—	—	104	—	104	—	104
Depreciation and amortization	—	—	21,249	460	21,709	—	21,709

Total other expenses	4,454	21,353	40,007	2,239	68,053	(8,401)	59,652

Income (loss) from operations	(4,454)	(21,353)	20,061	405	(5,341)	—	(5,341)
Equity earnings from subsidiaries	(887)	20,466	405	—	19,984	(19,984)	—

Income (loss) before income taxes	(5,341)	(887)	20,466	405	14,643	(19,984)	(5,341)
Income tax provision (benefit)	(1,614)	(364)	9,814	195	8,031	(9,645)	(1,614)

Net income (loss) and comprehensive income (loss)	$(3,727)	$(523)	$10,652	$210	$6,612	$(10,339)	$(3,727)

Condensed Consolidating Statement of Cash Flow Information of the Predecessor for the Year Ended December 31, 2002 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$24,918	$27,103	$75	$52,096	$(27,177)	$24,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	2,690	97	2,787	—	2,787
Amortization of deferred financing costs	—	2,077	—	2,077	—	2,077
Deferred taxes on income	—	4,892	—	4,892	—	4,892
Loss on disposal of property	—	8	—	8	—	8
Loss from derivative instruments	—	2,735	—	2,735	—	2,735
Equity in earnings of subsidiaries	(27,102)	(75)	—	(27,177)	27,177	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	2,843	(126)	2,717	—	2,717
Prepaid expenses and other current assets	—	(405)	(266)	(671)	—	(671)
Other assets	—	45	(9)	36	—	36
Accounts payable	—	(1,516)	—	(1,516)	—	(1,516)
Intercompany receivable, net of payable	(1,478)	(764)	764	(1,478)	1,478	—
Income taxes payable / refundable		4,038		4,038	(1,478)	2,560
Accrued liabilities	3,662	(5,432)	261	(1,509)	—	(1,509)

Net cash provided by operating activities	—	38,239	796	39,035	—	39,035

Cash flows from investing activities:
Purchase of property	—	(1,950)	(596)	(2,546)	—	(2,546)
Cash payments for acquisitions and related costs	—	(18,444)	(40)	(18,484)	—	(18,484)
Officer notes receivable	—	(100)	—	(100)	—	(100)
Note receivable collections	—	182	—	182	—	182
Investment in subsidiaries	(6,710)	—	—	(6,710)	6,710	—
Distribution from subsidiary	184	—	—	184	(184)	—
Proceeds from sale of property	—	6	—	6	—	6

Net cash used in investing activities	(6,526)	(20,306)	(636)	(27,468)	6,526	(20,942)

Cash flows from financing activities:
Long-term debt borrowings	6,710	7,000	—	13,710	—	13,710
Long-term debt repayments	—	(29,053)	—	(29,053)	—	(29,053)
Loan fees and other financing costs	—	(244)	—	(244)	—	(244)
Distribution to member	—	(184)	—	(184)	184	—
Capital contribution	—	6,710	—	6,710	(6,710)	—
Purchase of treasury stock	(184)	—	—	(184)	—	(184)

Net cash provided by (used in) financing activities	6,526	(15,771)	—	(9,245)	(6,526)	(15,771)

Net increase in cash	—	2,162	160	2,322	—	2,322
Cash—beginning of year	59	2,549	—	2,608	—	2,608

Cash—end of year	$59	$4,711	$160	$4,930	$—	$4,930

Condensed Consolidating Statement of Cash Flow Information of the Predecessor for the Year ended December 31, 2003 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$32,388	$33,296	$195	$65,879	$(33,491)	$32,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	3,180	432	3,612	—	3,612
Amortization of deferred financing costs	—	2,518	—	2,518	—	2,518
Deferred taxes on income	213	5,907	—	6,120	—	6,120
Loss on disposal of property	—	114	5	119	—	119
Loss from derivative instruments	—	(3,611)	—	(3,611)	—	(3,611)
Distribution from subsidiary	106,861	—	—	106,861	(106,861)	—
Equity in earnings of subsidiaries	(33,296)	(195)	—	(33,491)	33,491	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	(1,281)	(73)	(1,354)	—	(1,354)
Prepaid expenses and other current assets	—	(674)	5	(669)	—	(669)
Other assets	—	10	(26)	(16)	—	(16)
Accounts payable	—	(520)	—	(520)	—	(520)
Intercompany receivable, net of payable	(812)	(980)	980	(812)	812	—
Income taxes payable / refundable	—	1,432	—	1,432	(812)	620
Accrued liabilities	(4,552)	(2,569)	(222)	(7,343)	—	(7,343)

Net cash provided by (used in) operating activities	100,802	36,627	1,296	138,725	(106,861)	31,864

Cash flows from investing activities:
Purchase of property	—	(1,527)	(1,330)	(2,857)	—	(2,857)
Proceeds from sale of property	—	283	—	283	—	283

Net cash provided by (used in) investing activities	—	(1,244)	(1,330)	(2,574)	—	(2,574)

Cash flows from financing activities:
Long-term debt borrowings	—	102,000	—	102,000	—	102,000
Long-term debt repayments	(30,590)	(26,854)	—	(57,444)	—	(57,444)
Loan fees and other financing costs	—	(3,761)	—	(3,761)	—	(3,761)
Distribution to member/stockholders	(70,035)	(106,861)	—	(176,896)	106,861	(70,035)
Purchase of derivative instruments	—	(357)	—	(357)	—	(357)
Purchase of treasury stock	(52)	—	—	(52)	—	(52)

Net cash used in financing activities	(100,677)	(35,833)	—	(136,510)	106,861	(29,649)

Net increase (decrease) in cash	125	(450)	(34)	(359)	—	(359)
Cash—beginning of year	59	4,710	161	4,930	—	4,930

Cash—end of year	$184	$4,260	$127	$4,571	$—	$4,571

Condensed Consolidating Statement of Cash Flow Information of the Predecessor for the Period from January 1, 2004 to June 11, 2004 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$9,224	$9,224	$145	$18,593	$(9,369)	$9,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	1,471	264	1,735	—	1,735
Amortization of deferred financing costs	—	1,225	—	1,225	—	1,225
Deferred taxes on income	—	1,300	—	1,300	—	1,300
Tax benefit from stock options exercised	6,094	—	—	6,094	—	6,094
Loss on disposal of property	—	19	—	19	—	19
Loss from derivative instruments	—	(1,886)	—	(1,886)	—	(1,886)
Loss on write-off of deferred financing costs	—	9,555	—	9,555	—	9,555
Equity in earnings of subsidiaries	(9,224)	(145)	—	(9,369)	9,369	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	343	(8)	335	—	335
Prepaid expenses and other current assets	—	16	(166)	(150)	—	(150)
Other assets	—	3	(28)	(25)	—	(25)
Accounts payable	—	(450)	—	(450)	—	(450)
Intercompany receivable, net of payable	—	(368)	368	—	—	—
Income taxes payable / refundable	(6,094)	599	—	(5,495)	—	(5,495)
Accrued liabilities	—	(1,480)	23	(1,457)	—	(1,457)

Net cash provided by operating activities	—	19,426	598	20,024	—	20,024

Cash flows from investing activities—
Purchase of property	—	(447)	(413)	(860)	—	(860)

Cash flows from financing activities—
Long-term debt repayments	—	(12,260)	—	(12,260)	—	(12,260)

Net increase in cash	—	6,719	185	6,904	—	6,904
Cash—beginning of period	184	4,260	127	4,571	—	4,571

Cash—end of period	$184	$10,979	$312	$11,475	$—	$11,475

Condensed Consolidating Statement of Cash Flow Information of the Registrant for the Period from June 12, 2004 to December 31, 2004 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,727)	$(523)	$10,652	$210	$6,612	$(10,339)	$(3,727)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	—	21,249	460	21,709	—	21,709
Amortization of deferred financing costs	130	1,046	—	—	1,176	—	1,176
Deferred taxes on income	(1,196)	(4,722)	(295)	—	(6,213)	—	(6,213)
Accretion of discount on long-term debt	4,325	184	—	—	4,509	—	4,509
Loss from derivative instruments	—	35	—	—	35	—	35
Stock based compensation expense	—	—	208	—	208	—	208
Equity in earnings of subsidiaries	523	(10,652)	(210)	—	(10,339)	10,339	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	—	1,816	(176)	1,640	—	1,640
Prepaid expenses and other current assets	—	—	80	310	390	—	390
Other assets	—	—	(83)	(3)	(86)	—	(86)
Accounts payable	—	—	254	—	254	—	254
Intercompany receivable, net of payable	161	27,505	(27,645)	(21)	—	—	—
Income taxes payable / refundable	(54)	327	6,931	—	7,204	—	7,204
Accrued liabilities	1	1,410	(2,512)	238	(863)	—	(863)

Net cash provided by operating activities	163	14,610	10,445	1,018	26,236	—	26,236

Cash flows from investing activities:
Purchase of property	—	—	(323)	(837)	(1,160)	—	(1,160)
Acquisition of business, net of cash acquired	(53,049)	(715,593)	(631)	—	(769,273)	53,049	(716,224)
Note receivable collections	—	—	39	—	39		39
Intercompany lending	—	(2,500)	—	—	(2,500)	2,500	—

Net cash used in investing activities	(53,049)	(718,093)	(915)	(837)	(772,894)	55,549	(717,345)

Cash flows from financing activities:
Long-term debt borrowings	54,998	452,502	—	—	507,500	—	507,500
Long-term debt repayments	—	(14,239)	(47)	—	(14,286)	—	(14,286)
Loan fees and other financing costs	(2,112)	(14,080)	—	—	(16,192)	—	(16,192)
Purchase of derivative instruments	—	(38)	—	—	(38)	—	(38)
Distribution to member/stockholders	—	—	—	—	—	—	—
Capital contribution	—	279,338	—	—	279,338	(53,049)	226,289
Intercompany long-term debt borrowing	—	—	2,500	—	2,500	(2,500)	—

Net cash provided by financing activities	52,886	703,483	2,453	—	758,822	(55,549)	703,273

Net increase in cash	—	—	11,983	181	12,164	—	12,164
Cash—beginning of period	—	—	—	—	—	—	—

Cash—end of period	$—	$—	$11,983	$181	$12,164	$—	$12,164

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged/Credited to Net Income	Deductions – Write-offs, Net of Recovery	Addition for Acquisition of Accounts Receivable	Balance at End of Period
Predecessor:
Year ended December 31, 2002	$1,447	$(223)	$(115)	$55	$1,164
Year ended December 31, 2003	1,164	(262)	(188)	—	714
January 1, 2004 to June 11, 2004	714	38	(115)	—	637
Company:
June 12, 2004 to December 31, 2004	637	123	(286)	—	474

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2005

LANGUAGE LINE HOLDINGS, INC.

By:	/S/ MATTHEW T. GIBBS II
Matthew T. Gibbs II CHIEF FINANCIAL OFFICER, VICE PRESIDENT, SECRETARY AND DIRECTOR

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2005.

SIGNATURE	CAPACITY

/S/ DENNIS G. DRACUP Dennis G. Dracup	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ MATTHEW T. GIBBS II Matthew T. Gibbs	Chief Financial Officer, Vice President, Secretary and Director (Principal Financial and Accounting Officer)

/S/ PEGGY KOENIG Peggy Koenig	Director

/S/ AZRA NANJI Azra Nanji	Director