Form 10-Q
period 2005-03-31
Language Line Holdings, Inc.
filed 2005-05-12
CIK 1301406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

or

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

Language Line Holdings II, Inc. owns 100% of the registrant’s common stock.

FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Language Line Holdings, Inc. (“LLHI,” “we,” “us,” or the “Company”) cautions readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements”. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	December 31, 2004	March 31, 2005
Assets
Current assets:
Cash	$12,164	$6,225
Accounts receivable, net	19,626	19,533
Prepaid expenses and other current assets	1,656	2,418
Deferred taxes on income	408	298

Total current assets	33,854	28,474
Property and equipment, net	5,897	5,330
Goodwill	408,793	408,793
Intangible assets, net	439,793	430,609
Deferred financing costs, net	15,018	14,486
Other assets	1,333	1,334

Total assets	$904,688	$889,026

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$462	$822
Accrued payroll and related benefits	1,740	1,434
Accrued cost of interpreters	1,331	1,157
Other accrued liabilities	2,958	7,601
Income taxes payable	2,451	564
Current portion of long-term debt	12,947	13,691

Total current liabilities	21,889	25,269
Long-term debt	266,428	250,916
Senior subordinated notes	160,948	161,037
Senior discount notes	59,321	61,404
Deferred taxes on income	173,332	170,618

Total liabilities	681,918	669,244

Stockholders’ equity:
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	228,158	228,158
Accumulated deficit	(3,727)	(6,807)
Deferred stock compensation	(1,661)	(1,569)

Total stockholders’ equity	222,770	219,782

Total liabilities and stockholders’ equity	$904,688	$889,026

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Predecessor
	Three months ended March 31, 2004	Three months ended March 31, 2005
Revenues	$36,093	$35,922
Cost of services:
Interpreters	10,117	10,726
Telecommunications	1,569	1,389
Answer points	141	87

Total cost of services	11,827	12,202

Gross margin	24,266	23,720

Other expenses:
Selling, general and administrative	6,053	6,553
Interest - net	3,646	12,067
Depreciation and amortization	956	9,834

Total other expenses	10,655	28,454

Income (loss) before income taxes	13,611	(4,734)
Income tax provision (benefit)	5,338	(1,654)

Net income (loss)	$8,273	$(3,080)

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Predecessor
	Three months ended March 31, 2004	Three months ended March 31, 2005
Cash flows from operating activities:
Net income (loss)	$8,273	$(3,080)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	956	9,834
Amortization of deferred financing costs	717	532
Deferred taxes on income	1,932	(2,604)
Stock based compensation expense	—	92
Loss on disposal of property	19	—
Loss (gain) from derivative instruments	(1,051)	—
Accretion of discount on long-term debt	—	2,172
Effect of changes in operating assets and liabilities:
Accounts receivable	299	93
Prepaid expenses and other current assets	(152)	(762)
Other assets	2	(1)
Accounts payable	117	360
Income taxes payable/refundable	2,659	(1,887)
Accrued payroll and other liabilities	(1,321)	4,162

Net cash provided by operating activities	12,450	8,911

Cash flows from investing activities:
Purchase of property	(291)	(82)

Cash flows from financing activities:
Long-term debt repayments	(11,422)	(14,768)

Net increase (decrease) in cash	737	(5,939)
Cash - beginning of period	4,571	12,164

Cash - end of period	$5,308	$6,225

Supplemental cash flow disclosures:
Cash paid for interest	$3,693	$4,893

Cash paid for income taxes	$747	$2,838

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 of Language Line Holdings, Inc., which are included in the Form 10-K filed with the SEC on April 15, 2005.

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

The Company provides over-the-phone interpretation services, from English into over 150 different languages 24 hours a day, seven days a week. Such services are provided mainly to the non-English speaking business population in the U.S. and Canada covering various industries such as insurance, healthcare, financial, utilities and government, providing a cost effective alternative to staffing in-house multilingual capabilities or using face-to-face interpretation

Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Predecessor, LLC and LLC’s wholly-owned subsidiaries for the three months ended March 31, 2004, and the accounts of LLHI, LLI, LLC and LLC’s wholly-owned subsidiaries as of December 31, 2004 and March 31, 2005, and for the three months ended March 31, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation - The Predecessor did, and the Company continues to account for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, elected under Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended.

The following table illustrates the effect on net income if the Predecessor and the Company had applied the fair value recognition provisions of SFAS No. 123 and in accordance with SFAS No. 148, Accounting of Stock-Based Compensation – Transition and Disclosure, An amendment of FASB Statement No. 123, to stock-based employee compensation (in thousands):

	Predecessor	Three Months Ended March 31, 2005
	Three Months Ended March 31, 2004
Net income (loss), as reported	$8,273	$(3,080)
Add total stock-based employee compensation expense included in reported net income, net of related tax effects	—	57
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	(57)

Pro forma net income (loss)	$8,266	$(3,080)

2. Guarantor and Non-Guarantor Subsidiaries

LLI’s $165 million of Senior Subordinated Notes due 2012 (the “Notes”) are guaranteed by each of LLI’s domestic subsidiaries. The Notes are fully and unconditionally guaranteed on a joint and several basis by LLI’s wholly-owned direct and indirect domestic subsidiaries (the “Guarantor Subsidiaries”). The Notes are not guaranteed by LLHI. The Notes are guaranteed by each Guarantor Subsidiary on an unsecured senior subordinated basis.

The indenture governing the Notes contains covenants limiting, among other things, LLI’s liability and the ability of LLI’s Guarantor Subsidiaries to incur additional indebtedness, make restricted payments, make investments, create certain liens, sell assets, restrict payments by the subsidiaries to LLI, guarantee indebtedness, enter into transactions with affiliates and merge or consolidate or transfer and sell assets.

The following information sets forth, on a condensed consolidating basis, balance sheet information as of December 31, 2004 and March 31, 2005, statements of operations and comprehensive income (loss) information for the three months ended March 31, 2004 and 2005, and statement of cash flow information for the three months ended March 31, 2004 and 2005 for LLHI (the “Registrant”), LLI, the Guarantor Subsidiaries and foreign subsidiaries of LLI that are not guaranteeing the Notes (the “Non-Guarantor Subsidiaries”). Income tax expense (benefit) is allocated among entities based upon taxable income (loss) by jurisdiction within each group.

Condensed Consolidating Balance Sheet

Information of the Registrant as of

December 31, 2004 (In thousands)

	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$—	$11,983	$181	$12,164	$—	$12,164
Accounts receivable - net	—	—	19,244	382	19,626	—	19,626
Intercompany receivable	—	—	38,798	—	38,798	(38,798)	—
Prepaid expenses and other current assets	—	—	1,540	116	1,656	—	1,656
Refundable income taxes	53	—	—	—	53	(53)	—
Deferred taxes on income	—	411	—	—	411	(3)	408

Total current assets	53	411	71,565	679	72,708	(38,854)	33,854
Property and equipment - net	—	—	3,562	2,335	5,897	—	5,897
Goodwill	—	—	408,793	—	408,793	—	408,793
Intangible assets - net	—	—	439,793	—	439,793	—	439,793
Deferred financing costs - net	1,983	13,035	—	—	15,018	—	15,018
Investment in subsidiaries	280,684	739,716	673	—	1,021,073	(1,021,073)	—
Other assets	—	5	1,260	68	1,333	—	1,333

Total assets	$282,720	$753,167	$925,646	$3,082	$1,964,615	$(1,059,927)	$904,688

Liabilities, Member’s Capital and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$—	$462	$—	$462	$—	$462
Intercompany payable	164	36,608	—	2,026	38,798	(38,798)	—
Accrued payroll and related benefits	—	—	1,689	51	1,740	—	1,740
Accured cost of interpreters	—	—	1,122	209	1,331	—	1,331
Other accrued liabilities	—	1,411	1,424	123	2,958	—	2,958
Income taxes payable	—	327	2,177	—	2,504	(53)	2,451
Current portion of long-term debt	—	12,000	947	—	12,947	—	12,947

Total current liabilities	164	50,346	7,821	2,409	60,740	(38,851)	21,889
Long-term debt	—	265,500	928	—	266,428	—	266,428
Senior discount notes	59,321	—	—	—	59,321	—	59,321
Senior subordinated notes	—	160,948	—	—	160,948	—	160,948
Deferred income taxes	(1,196)	(4,311)	178,842	—	173,335	(3)	173,332

Total liabilities	58,289	472,483	187,591	2,409	720,772	(38,854)	681,918

Member’s capital	—	—	738,055	673	738,728	(738,728)	—

Stockholders’ equity:
Common stock	—	—	—	—	—	—	—
Additional paid-in-capital	228,158	281,207	—	—	509,365	(281,207)	228,158
Accumulated deficit	(3,727)	(523)	—	—	(4,250)	523	(3,727)
Deferred stock compensation	—	—	—	—	—	(1,661)	(1,661)

Total stockholders’ equity	224,431	280,684	—	—	505,115	(282,345)	222,770

Total liabilities, member’s capital and stockholders’ equity	$282,720	$753,167	$925,646	$3,082	$1,964,615	$(1,059,927)	$904,688

Condensed Consolidating Balance Sheet

Information of the Registrant as of

March 31, 2005 (In thousands)

	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$—	$5,992	$233	$6,225	$—	$6,225
Accounts receivable - net	—	—	19,148	385	19,533	—	19,533
Intercompany receivable	—	—	54,231	—	54,231	(54,231)	—
Prepaid expenses and other current assets	—	—	1,667	751	2,418	—	2,418
Refundable income taxes	74	—	—	—	74	(74)	—
Deferred taxes on income	(2)	300	—	—	298	—	298

Total current assets	72	300	81,038	1,369	82,779	(54,305)	28,474
Property and equipment - net	—	—	3,221	2,109	5,330	—	5,330
Goodwill	—	—	408,793	—	408,793	—	408,793
Intangible assets - net	—	—	430,609	—	430,609	—	430,609
Deferred financing costs - net	1,925	12,561	—	—	14,486	—	14,486
Investment in subsidiaries	279,145	743,969	772	—	1,023,886	(1,023,886)	—
Other assets	—	5	1,252	77	1,334	—	1,334

Total assets	$281,142	$756,835	$925,685	$3,555	$1,967,217	$(1,078,191)	$889,026

Liabilities, Member’s Capital and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$—	$822	$—	$822	$—	$822
Intercompany payable	164	51,572	—	2,495	54,231	(54,231)	—
Accrued payroll and related benefits	—	—	1,402	32	1,434	—	1,434
Accured cost of interpreters	—	—	1,014	143	1,157	—	1,157
Other accrued liabilities	—	5,678	1,810	113	7,601	—	7,601
Income taxes payable	—	3,101	(2,463)	—	638	(74)	564
Current portion of long-term debt	—	12,750	941	—	13,691	—	13,691

Total current liabilities	164	73,101	3,526	2,783	79,574	(54,305)	25,269
Long-term debt	—	249,999	917	—	250,916	—	250,916
Senior subordinated notes	—	161,037	—	—	161,037	—	161,037
Senior discount notes	61,404	—	—	—	61,404	—	61,404
Deferred income taxes	(1,777)	(6,447)	178,842	—	170,618	—	170,618

Total liabilities	59,791	477,690	183,285	2,783	723,549	(54,305)	669,244

Member’s capital	—	—	742,400	772	743,172	(743,172)	—

Stockholders’ equity:
Common stock	—	—	—	—	—	—	—
Additional paid-in-capital	228,158	281,207	—	—	509,365	(281,207)	228,158
Accumulated deficit	(6,807)	(2,062)	—	—	(8,869)	2,062	(6,807)
Deferred stock compensation	—	—	—	—	—	(1,569)	(1,569)

Total stockholders’ equity	221,351	279,145	—	—	500,496	(280,714)	219,782

Total liabilities, member’s capital and stockholders’ equity	$281,142	$756,835	$925,685	$3,555	$1,967,217	$(1,078,191)	$889,026

Condensed Consolidating Statements of

Operations and Comprehensive Income

Information of the Predecessor for the

Three Months Ended March 31, 2004

(In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$35,929	$2,810	$38,739	$(2,646)	$36,093
Cost of services:
Interpreter	—	8,265	1,852	10,117	—	10,117
Telecommunications	—	1,558	11	1,569	—	1,569
Answer points	—	56	85	141	—	141

Total cost of services	—	9,879	1,948	11,827	—	11,827

Gross margin	—	26,050	862	26,912	(2,646)	24,266

Other expenses:
Selling, general and administrative	—	8,114	585	8,699	(2,646)	6,053
Interest - net	—	3,646	—	3,646	—	3,646
Depreciation and amortization	—	808	148	956	—	956

Total other expenses	—	12,568	733	13,301	(2,646)	10,655

Income from operations	—	13,482	129	13,611	—	13,611
Equity earnings from subsidiaries	13,611	129	—	13,740	(13,740)	—

Income before income taxes	13,611	13,611	129	27,351	(13,740)	13,611
Income tax provision	5,338	5,338	50	10,726	(5,388)	5,338

Net income and comprehensive income	$8,273	$8,273	$79	$16,625	$(8,352)	$8,273

Condensed Consolidating Statements of

Operations and Comprehensive Income

(Loss) Information of the Registrant for

the Three Months Ended March 31, 2005

(In thousands)

	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$—	$35,751	$4,176	$39,927	$(4,005)	$35,922
Cost of services:
Interpreter	—	—	7,850	2,876	10,726	—	10,726
Telecommunications	—	—	1,375	14	1,389	—	1,389
Answer points	—	—	48	39	87	—	87

Total cost of services	—	—	9,273	2,929	12,202	—	12,202

Gross margin	—	—	26,478	1,247	27,725	(4,005)	23,720

Other expenses:
Selling, general and administrative	—	—	9,705	853	10,558	(4,005)	6,553
Interest - net	2,141	9,907	19	—	12,067	—	12,067
Depreciation and amortization	—	—	9,608	226	9,834	—	9,834

Total other expenses	2,141	9,907	19,332	1,079	32,459	(4,005)	28,454

Income (loss) from operations	(2,141)	(9,907)	7,146	168	(4,734)	—	(4,734)
Equity earnings (losses) from subsidiaries	(2,593)	7,314	168	—	4,889	(4,889)	—

Income (loss) before income taxes	(4,734)	(2,593)	7,314	168	155	(4,889)	(4,734)
Income tax provision (benefit)	(1,654)	(1,054)	2,969	69	330	(1,984)	(1,654)

Net income (loss) and comprehensive income (loss)	$(3,080)	$(1,539)	$4,345	$99	$(175)	$(2,905)	$(3,080)

Condensed Consolidating Statement of

Cash Flow Information of the Predecessor

for the Three Months Ended March 31, 2004

(In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities
Net income	$8,273	$8,273	$79	$16,625	$(8,352)	$8,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	808	148	956	—	956
Amortization of deferred financing costs	—	717	—	717	—	717
Deferred taxes on income	—	1,932	—	1,932	—	1,932
Loss on disposal of property	—	19	—	19	—	19
Loss (gain) from derivative instruments	—	(1,051)	—	(1,051)	—	(1,051)
Equity in earnings of subsidiaries	(8,273)	(79)	—	(8,352)	8,352	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	310	(11)	299	—	299
Prepaid expenses and other current assets	—	(63)	(89)	(152)	—	(152)
Other assets	—	2	—	2	—	2
Accounts payable	—	117	—	117	—	117
Intercompany receivable, net of payable	8	145	(265)	(112)	112	—
Income taxes payable/refundable	—	2,659	—	2,659	—	2,659
Accrued liabilities	(8)	(1,307)	106	(1,209)	(112)	(1,321)

Net cash provided by operating activities	—	12,482	(32)	12,450	—	12,450

Cash flows from investing activities-
Purchase of property	—	(289)	(2)	(291)	—	(291)

Cash flows from financing activities-
Long-term debt repayments	—	(11,422)	—	(11,422)	—	(11,422)

Net increase (decrease) in cash	—	771	(34)	737	—	737
Cash - beginning of period	184	4,260	127	4,571	—	4,571

Cash - end of period	$184	$5,031	$93	$5,308	$—	$5,308

Condensed Consolidating Statement of

Cash Flow Information of the Registrant

for the Three Months Ended March 31, 2005

(In thousands)

	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(3,080)	$(1,539)	$4,345	$99	$(175)	$(2,905)	$(3,080)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	9,608	226	9,834	—	9,834
Amortization of deferred financing costs	58	474	—	—	532	—	532
Deferred taxes on income	(579)	(2,025)	—	—	(2,604)	—	(2,604)
Stock based compensation expense	—	—	92	—	92	—	92
Accretion of discount on long-term debt	2,083	89	—	—	2,172	—	2,172
Equity in earnings (losses) of subsidiaries	1,539	(4,345)	(99)	—	(2,905)	2,905	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	—	96	(3)	93	—	93
Prepaid expenses and other current assets	—	—	(127)	(635)	(762)	—	(762)
Other assets	—	—	9	(10)	(1)	—	(1)
Accounts payable	—	—	360	—	360	—	360
Intercompany receivable, net of payable	—	15,057	(15,528)	471	—	—	—
Income taxes payable/refundable	(21)	2,774	(4,640)	—	(1,887)	—	(1,887)
Accrued liabilities	—	4,267	(9)	(96)	4,162	—	4,162

Net cash provided by operating activities	—	14,752	(5,893)	52	8,911	—	8,911

Cash flows from investing activities-
Purchase of property	—	—	(82)	—	(82)	—	(82)

Cash flows from financing activities-
Long-term debt repayments	—	(14,752)	(16)	—	(14,768)	—	(14,768)

Net increase (decrease) in cash	—	—	(5,991)	52	(5,939)	—	(5,939)
Cash - beginning of period	—	—	11,983	181	12,164	—	12,164

Cash - end of period	$—	$—	$5,992	$233	$6,225	$—	$6,225

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Form 10-Q. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Form 10-Q that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in other documents we file from time to time with the SEC.

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

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

	Predecessor
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005
Statement of Operations data:
Revenues	100.0%	100.0%
Cost of services:
Interpreters	28.0%	29.9%
Telecommunications	4.3%	3.9%
Answer points	0.4%	0.2%

Total cost of services	32.7%	34.0%

Gross margin	67.3%	66.0%
Other expenses:
Selling, general and administrative	16.8%	18.2%
Interest, net	10.1%	33.6%
Depreciation and amortization	2.6%	27.4%

Total other expenses	29.5%	79.2%

Income (loss) before income taxes	37.8%	(13.2)%
Income tax provision (benefit)	14.8%	(4.6)%

Net income (loss)	23.0%	(8.6)%

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2005.

Revenues for the three months ended March 31, 2005 were $35.9 million as compared to $36.1 million for the three months ended March 31, 2004, a decrease of $0.2 million or 0.5%. The majority of the decrease in revenue is driven by an 8.2% decline in the average rate per billed minute, offset by an 8.4% increase in OPI billed minutes.

For the three months ended March 31, 2005, cost of services were $12.2 million as compared to $11.8 million for the comparable period in 2004, an increase of $0.4 million or 3.4%. This increase was primarily due to increased interpretation minutes offset by efficiencies gained from continued business process improvements.

Selling, general and administrative expenses for the three months ended March 31, 2005 were $6.6 million as compared to $6.1 million for the three months ended March 31, 2004, an increase of $0.5 million or 8.2%. This increase was primarily the result of an increase in audit and tax related fees, including Sarbanes-Oxley compliance costs.

Overall, operating margins decreased to 47.8% for the three months ended March 31, 2005 from 50.5% for the three months ended March 31, 2004 due to the factors described above.

Interest expense for the three months ended March 31, 2005 was $12.1 million as compared to $3.6 million for the three months ended March 31, 2004. This increase was the result of the additional debt incurred as part of the Merger.

Depreciation and amortization was $9.8 million for the three months ended March 31, 2005 as compared to $0.9 million for the three months ended March 31, 2004, an increase of $8.9 million. This increase is principally attributable to the amortization of intangibles resulting from the Merger.

The tax benefit on loss for the three months ended March 31, 2005 was $1.7 million as compared to $5.3 million of tax expense on income for the three months ended March 31, 2004. This decrease was driven by additional interest, depreciation and amortization expense.

As a result of the factors described above, net loss was $3.1 million for the three months ended March 31, 2005 as compared to net income of $8.3 million for the three months ended March 31, 2004.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the three months ending March 31, 2005 was $8.9 million compared with net cash provided by operating activities during the three months ending March 31, 2004 of $12.5 million. This decrease is mainly attributable to the timing of tax payments and an increase in interest payments related to the senior secured debt.

Investing Activities. Net cash used in investing activities was $82,000 for the three months ending March 31, 2005, compared to $291,000 for the same period in 2004. This decrease was attributable to lower capital expenditure spending.

Financing Activities. Net cash used in financing activities during the three months ending March 31, 2005 was $14.8 million, compared to $11.4 million during the three months ending March 31, 2004. The increase of $3.4 million is the result of additional principal payments made on our senior secured debt.

Our principal sources of liquidity are cash flow from operations and borrowings under our senior secured credit facilities. We believe that these funds will provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations for the next twelve months, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures, and other needs. Our principal uses of cash are debt service requirements, capital expenditures, and working capital requirements.

Debt Service. As of March 31, 2005, we had total indebtedness of $487.0 million and $40.0 million of borrowings available under our senior secured credit facilities subject to customary conditions.

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

The senior subordinated notes mature in 2012 and are guaranteed by each of our existing domestic subsidiaries on a senior subordinated basis. Interest on the notes will be payable semi-annually in cash.

The senior discount notes mature in 2013. The senior discount notes are unsecured senior obligations, rank equally with all of our future senior indebtedness and rank senior to all subordinated indebtedness. The senior discount notes are subordinated to all of our subsidiaries’ existing future obligations. No cash interest will accrue on the senior discount notes prior to June 15, 2009. Thereafter, cash interest on the senior discount notes will accrue at a rate of 14 1/8% per annum and be payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2009.

Capital Expenditures. We anticipate that we will spend approximately $2.0 million on capital expenditures in 2005 and $3.0 million in 2006.

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of March 31, 2005 (dollars in thousands):

	Revolving Credit Facility	Notes Payable to Other	Term Loans	Senior Subordinated Notes	Senior Discount Notes	Operating and Capital Leases	Total
Remainder of 2005	$—	$960	$9,000	$—	$—	$3,252	$13,212
2006	—	960	15,000	—	—	3,429	19,389
2007	—	—	15,000	—	—	3,184	18,184
2008	—	—	15,000	—	—	1,736	16,736
2009	—	—	15,000	—	—	132	15,132
Thereafter	—	—	193,749	165,000	108,993	—	467,742

Total	$—	$1,920	$262,749	$165,000	$108,993	$11,733	$550,395

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

Claims and Legal Proceedings

In the normal course of business, we are party of various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and we can reasonably estimate our potential liability. We are not currently involved in any material legal proceedings.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification by Dennis G. Dracup pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Matthew T. Gibbs II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

(b)	Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Monterey, California on May 12, 2005.

LANGUAGE LINE HOLDINGS, INC.

/s/ Dennis G. Dracup
Dennis G. Dracup
Chief Executive Officer and Director

/s/ Matthew T. Gibbs II
Matthew T. Gibbs II
Chief Financial Officer and Director