Form 10-Q
period 2005-06-30
Language Line Holdings, Inc.
filed 2005-08-12
CIK 1301406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

or

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	December 31, 2004	June 30, 2005
Assets
Current assets:
Cash	$12,164	$7,133
Accounts receivable, net	19,626	19,399
Prepaid expenses and other current assets	1,656	2,400
Refundable income taxes	—	559
Deferred taxes on income	408	242

Total current assets	33,854	29,733
Property and equipment, net	5,897	5,128
Goodwill	408,793	408,793
Intangible assets, net	439,793	421,425
Deferred financing costs, net	15,018	13,954
Other assets	1,333	172

Total assets	$904,688	$879,205

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$462	$625
Accrued interest	1,276	4,387
Accrued payroll and related benefits	1,740	1,388
Accrued cost of interpreters	1,331	1,242
Other accrued liabilities	1,682	1,870
Income taxes payable	2,451	—
Current portion of long-term debt	12,947	13,759

Total current liabilities	21,889	23,271
Long-term debt	266,428	246,955
Senior subordinated notes	160,948	161,127
Senior discount notes	59,321	63,511
Deferred taxes on income	173,332	167,888

Total liabilities	681,918	662,752

Stockholders’ equity:
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	228,158	228,058
Accumulated deficit	(3,727)	(10,128)
Deferred stock compensation	(1,661)	(1,477)

Total stockholders’ equity	222,770	216,453

Total liabilities and stockholders’ equity	$904,688	$879,205

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Predecessor			Predecessor
	April 1, 2004 to June 11, 2004	June 12, 2004 to June 30, 2004	Three months ended June 30, 2005	January 1, 2004 to June 11, 2004	June 12, 2004 to June 30, 2004	Six months ended June 30, 2005
Revenues	$28,599	$7,388	$35,502	$64,692	$7,388	$71,424
Cost of services:
Interpreters	8,257	1,870	10,681	18,374	1,870	21,407
Telecommunications	1,313	256	1,344	2,882	256	2,733
Answer points	115	26	77	256	26	164

Total cost of services	9,685	2,152	12,102	21,512	2,152	24,304

Gross margin	18,914	5,236	23,400	43,180	5,236	47,120

Other expenses:
Selling, general and administrative	4,370	1,201	6,529	10,423	1,201	13,082
Interest - net	2,336	2,591	12,240	5,982	2,591	24,307
Merger related expenses	9,848	—	—	9,848	—	—
Depreciation and amortization	779	2,004	9,796	1,735	2,004	19,630

Total other expenses	17,333	5,796	28,565	27,988	5,796	57,019

Income (loss) before income taxes	1,581	(560)	(5,165)	15,192	(560)	(9,899)
Income tax provision (benefit)	630	(218)	(1,844)	5,968	(218)	(3,498)

Net income (loss)	$951	$(342)	$(3,321)	$9,224	$(342)	$(6,401)

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Predecessor
	January 1, 2004 to June 11, 2004	June 12, 2004 to June 30, 2004	Six months ended June 30, 2005
Cash flows from operating activities:
Net income (loss)	$9,224	$(342)	$(6,401)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,735	2,004	19,630
Amortization of deferred financing costs	1,225	111	1,064
Deferred taxes on income	1,300	(295)	(5,278)
Tax benefit from stock options exercised	6,094
Stock based compensation expense	—	—	184
Loss on disposal of property	19	—	—
Loss (gain) from derivative instruments	(1,886)	—	4
Loss on write-off of deferred financing costs	9,555	—	—
Accretion of discount on long-term debt	—	426	4,369
Effect of changes in operating assets and liabilities:
Accounts receivable	335	256	227
Prepaid expenses and other current assets	(150)	274	(744)
Other assets	(25)	—	62
Accounts payable	(450)	771	163
Income taxes payable/refundable	(5,495)	(2,973)	(3,009)
Accrued liabilities	(1,457)	3,878	2,857

Net cash provided by operating activities	20,024	4,110	13,128

Cash flows from investing activities :
Purchase of property	(860)	(52)	(493)
Acquisition of Predecessor, net of cash acquired	—	(716,224)	—

Net cash used in investing activities	(860)	(716,276)	(493)

Cash flows from financing activities :
Long-term debt borrowings	—	507,500	—
Long-term debt repayments	(12,260)	(6)	(18,661)
Loan fees and other financing costs	—	(15,737)	—
Proceeds from issuance of common stock	—	226,289	—
Capital contribution from Parent	—	—	995

Net cash provided by (used in) financing activities	(12,260)	718,046	(17,666)

Net increase (decrease) in cash	6,904	5,880	(5,031)
Cash - beginning of period	4,571	—	12,164

Cash - end of period	$11,475	$5,880	$7,133

Supplemental cash flow disclosures:
Cash paid for interest	$7,177	$422	$15,837

Cash paid for income taxes	$4,069	$3,050	$4,789

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 of Language Line Holdings, Inc., which are included in the Form 10-K filed with the SEC on April 15, 2005.

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

The Company provides over-the-phone interpretation (“OPI”) services, from English into over 150 different languages 24 hours a day, seven days a week. Such services are provided mainly to the non-English speaking business population in the United States, United Kingdom and Canada covering various industries such as insurance, healthcare, financial, utilities and government, providing a cost effective alternative to staffing in-house multilingual capabilities or using face-to-face interpretation

Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Predecessor, LLC and LLC’s wholly-owned subsidiaries for the period from January 1, 2004 to June 11, 2004, and for the period from April 1, 2004 to June 11, 2004, and the accounts of LLHI, LLI, LLC and LLC’s wholly-owned subsidiaries as of December 31, 2004 and June 30, 2005, for the period June 12, 2004 to June 30, 2004, for the three months ended June 30, 2005, and for the six months ended June 30, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The following table illustrates the effect on net income if the Predecessor and the Company had applied the fair value recognition provisions of SFAS No. 123 and in accordance with SFAS No. 148, Accounting of Stock-Based Compensation – Transition and Disclosure, An amendment of FASB Statement No. 123, to stock-based employee compensation (in thousands):

	Predecessor			Predecessor
	April 1, 2004 to June 11, 2004	June 12, 2004 to June 30, 2004	Three months ended June 30, 2005	January 1, 2004 to June 11, 2004	June 12, 2004 to June 30, 2004	Six months ended June 30, 2005
Net income (loss), as reported	$951	$(342)	$(3,321)	$9,224	$(342)	$(6,401)

Add total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	92	—	—	184

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(94)	—	(92)	(101)	—	(184)

Pro forma net income (loss)	$857	$(342)	$(3,321)	$9,123	$(342)	$(6,401)

2. Related Party Transactions

In 2001, the Predecessor loaned $995,000 to an officer in exchange for a note receivable. The note was secured by the party’s primary residence. In 2002, the Predecessor loaned $100,000 to another officer in exchange for a note receivable. The note is secured by the Language Line Holdings, LLC common stock. In connection with the Merger, which occurred on June 11, 2004, both of these loans were modified to extend their maturities. These modifications were made when LLI was a private company not subject to the Sarbanes-Oxley Act of 2002 (the “Act”). In September, 2004, LLI became subject to the Act and as a result the loans may not have been compliant with the Act. To address this matter, on April 13, 2005, $1,095,000 was distributed from LLI in the form of a dividend to its parent, LLHI. LLHI then distributed in the form of a dividend that same amount to its parent, Language Line Holdings III, Inc. (the “Parent”). Parent then made new loans to the executives in the same amount as the loans held by LLI. The loans held by LLI were simultaneously repaid in full by the officers. This action required a waiver from the lenders party to LLI’s credit agreement, which was obtained on April 13, 2005. On May 18, 2005, a capital contribution in the amount of $995,000 was made by the Parent to LLHI when one of the officers repaid his loan to the Parent.

3. Guarantor and Non-Guarantor Subsidiaries

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

The following information sets forth, on a condensed consolidating basis, balance sheet information as of December 31, 2004 and June 30, 2005, statements of operations information for the period from January 1, 2004 to June 11, 2004, for the period from April 1, 2004 to June 11, 2004, for the period from June 12, 2004 to June 30, 2004, for the three months ended June 30, 2005, and for the six months ended June 30, 2005, and statement of cash flow information for the period from January 1, 2004 to June 11, 2004, for the period from June 12, 2004 to June 30, 2004, and for the six months ended June 30, 2005 for LLHI (the “Registrant”), LLI, the Guarantor Subsidiaries and foreign subsidiaries of LLI that are not guaranteeing the Notes (the “Non-Guarantor Subsidiaries”). Income tax expense (benefit) is allocated among entities based upon taxable income (loss) by jurisdiction within each group.

Condensed Consolidating Balance Sheet Information of the Registrant as of December 31, 2004 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$—	$11,983	$181	$12,164	$—	$12,164
Accounts receivable - net	—	—	19,244	382	19,626	—	19,626
Intercompany receivable	—	—	38,798	—	38,798	(38,798)	—
Prepaid expenses and other current assets	—	—	1,540	116	1,656	—	1,656
Refundable income taxes	53	—	—	—	53	(53)	—
Deferred taxes on income	—	411	—	—	411	(3)	408

Total current assets	53	411	71,565	679	72,708	(38,854)	33,854
Property and equipment - net	—	—	3,562	2,335	5,897	—	5,897
Goodwill	—	—	408,793	—	408,793	—	408,793
Intangible assets - net	—	—	439,793	—	439,793	—	439,793
Deferred financing costs - net	1,983	13,035	—	—	15,018	—	15,018
Investment in subsidiaries	280,684	739,716	673	—	1,021,073	(1,021,073)	—
Other assets	—	5	1,260	68	1,333	—	1,333

Total assets	$282,720	$753,167	$925,646	$3,082	$1,964,615	$(1,059,927)	$904,688

Liabilities, Member’s Capital and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$—	$462	$—	$462	$—	$462
Intercompany payable	164	36,608	—	2,026	38,798	(38,798)	—
Accrued interest	—	1,228	48	—	1,276	—	1,276
Accrued payroll and related benefits	—	—	1,689	51	1,740	—	1,740
Accured cost of interpreters	—	—	1,122	209	1,331	—	1,331
Other accrued liabilities	—	183	1,376	123	1,682	—	1,682
Income taxes payable	—	327	2,177	—	2,504	(53)	2,451
Current portion of long-term debt	—	12,000	947	—	12,947	—	12,947

Total current liabilities	164	50,346	7,821	2,409	60,740	(38,851)	21,889
Long-term debt	—	265,500	928	—	266,428	—	266,428
Senior discount notes	59,321	—	—	—	59,321	—	59,321
Senior subordinated notes	—	160,948	—	—	160,948	—	160,948
Deferred income taxes	(1,196)	(4,311)	178,842	—	173,335	(3)	173,332

Total liabilities	58,289	472,483	187,591	2,409	720,772	(38,854)	681,918

Member’s capital	—	—	738,055	673	738,728	(738,728)	—

Stockholders’ equity:
Common stock	—	—	—	—	—	—	—
Additional paid-in-capital	228,158	281,207	—	—	509,365	(281,207)	228,158
Accumulated deficit	(3,727)	(523)	—	—	(4,250)	523	(3,727)
Deferred stock compensation	—	—	—	—	—	(1,661)	(1,661)

Total stockholders’ equity	224,431	280,684	—	—	505,115	(282,345)	222,770

Total liabilities, member’s capital and stockholders’ equity	$282,720	$753,167	$925,646	$3,082	$1,964,615	$(1,059,927)	$904,688

Condensed Consolidating Balance Sheet Information of the Registrant as of June 30, 2005 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$—	$6,755	$378	$7,133	$—	$7,133
Accounts receivable - net	—	—	19,051	348	19,399	—	19,399
Intercompany receivable	—	—	72,811	—	72,811	(72,811)	—
Prepaid expenses and other current assets	—	—	1,926	474	2,400	—	2,400
Refundable income taxes	99	460	—	—	559	—	559
Deferred taxes on income	(2)	244	—	—	242	—	242

Total current assets	97	704	100,543	1,200	102,544	(72,811)	29,733
Property and equipment - net	—	—	3,206	1,922	5,128	—	5,128
Goodwill	—	—	408,793	—	408,793	—	408,793
Intangible assets - net	—	—	421,425	—	421,425	—	421,425
Deferred financing costs - net	1,866	12,088	—	—	13,954	—	13,954
Investment in subsidiaries	277,282	748,092	888	—	1,026,262	(1,026,262)	—
Other assets	—	—	93	79	172	—	172

Total assets	$279,245	$760,884	$934,948	$3,201	$1,978,278	$(1,099,073)	$879,205

Liabilities, Member’s Capital and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$—	$625	$—	$625	$—	$625
Intercompany payable	164	70,813	—	1,834	72,811	(72,811)	—
Accrued interest	—	4,373	14	—	4,387	—	4,387
Accrued payroll and related benefits	—	—	1,347	41	1,388	—	1,388
Accured cost of interpreters	—	—	943	299	1,242	—	1,242
Other accrued liabilities	—	—	1,731	139	1,870	—	1,870
Income taxes payable	—	(5,304)	5,304	—	—	—	—
Current portion of long-term debt	—	12,795	964	—	13,759	—	13,759

Total current liabilities	164	82,677	10,928	2,313	96,082	(72,811)	23,271
Long-term debt	—	246,955	—	—	246,955	—	246,955
Senior subordinated notes	—	161,127	—	—	161,127	—	161,127
Senior discount notes	63,511	—	—	—	63,511	—	63,511
Deferred income taxes	(2,360)	(7,157)	177,405	—	167,888	—	167,888

Total liabilities	61,315	483,602	188,333	2,313	735,563	(72,811)	662,752

Member’s capital	—	—	746,615	888	747,503	(747,503)	—

Stockholders’ equity:
Common stock	—	—	—	—	—	—	—
Additional paid-in-capital	228,058	281,107	—	—	509,165	(281,107)	228,058
Accumulated deficit	(10,128)	(3,825)	—	—	(13,953)	3,825	(10,128)
Deferred stock compensation	—	—	—	—	—	(1,477)	(1,477)

Total stockholders’ equity	217,930	277,282	—	—	495,212	(278,759)	216,453

Total liabilities, member’s capital and stockholders’ equity	$279,245	$760,884	$934,948	$3,201	$1,978,278	$(1,099,073)	$879,205

Condensed Consolidating Statements of Operations Information of the Predecessor for the Period from January 1, 2004 to June 11, 2004 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$64,427	$5,239	$69,666	$(4,974)	$64,692
Cost of services:
Interpreters	—	14,757	3,617	18,374	—	18,374
Telecommunications	—	2,863	19	2,882	—	2,882
Answer points	—	102	154	256	—	256

Total cost of services	—	17,722	3,790	21,512	—	21,512

Gross margin	—	46,705	1,449	48,154	(4,974)	43,180

Other expenses:
Selling, general and administrative	—	14,451	946	15,397	(4,974)	10,423
Interest - net	—	5,982	—	5,982	—	5,982
Merger related expenses	—	9,848	—	9,848	—	9,848
Depreciation and amortization	—	1,471	264	1,735	—	1,735

Total other expenses	—	31,752	1,210	32,962	(4,974)	27,988

Income from operations	—	14,953	239	15,192	—	15,192
Equity earnings from subsidiaries	15,192	239	—	15,431	(15,431)	—

Income before income taxes	15,192	15,192	239	30,623	(15,431)	15,192
Income tax provision	5,968	5,968	94	12,030	(6,062)	5,968

Net income	$9,224	$9,224	$145	$18,593	$(9,369)	$9,224

Condensed Consolidating Statements of Operations Information of the Predecessor for the Period from April 1, 2004 to June 11, 2004 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$28,498	$2,429	$30,927	$(2,328)	$28,599
Cost of services:
Interpreters	—	6,492	1,765	8,257	—	8,257
Telecommunications	—	1,305	8	1,313	—	1,313
Answer points	—	46	69	115	—	115

Total cost of services	—	7,843	1,842	9,685	—	9,685

Gross margin	—	20,655	587	21,242	(2,328)	18,914

Other expenses:
Selling, general and administrative	—	6,337	361	6,698	(2,328)	4,370
Interest - net	—	2,336	—	2,336	—	2,336
Merger related expenses	—	9,848	—	9,848	—	9,848
Depreciation and amortization	—	663	116	779	—	779

Total other expenses	—	19,184	477	19,661	(2,328)	17,333

Income from operations	—	1,471	110	1,581	—	1,581
Equity earnings from subsidiaries	1,581	110	—	1,691	(1,691)	—

Income before income taxes	1,581	1,581	110	3,272	(1,691)	1,581
Income tax provision	630	630	44	1,304	(674)	630

Net income	$951	$951	$66	$1,968	$(1,017)	$951

Condensed Consolidating Statements of Operations Information of the Registrant for the Period from June 12, 2004 to June 30, 2004 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$—	$7,365	$599	$7,964	$(576)	$7,388
Cost of services:
Interpreters	—	—	1,449	421	1,870	—	1,870
Telecommunications	—	—	254	2	256	—	256
Answer points	—	—	10	16	26	—	26

Total cost of services	—	—	1,713	439	2,152	—	2,152

Gross margin	—	—	5,652	160	5,812	(576)	5,236

Other expenses:
Selling, general and administrative	—	—	1,676	101	1,777	(576)	1,201
Interest - net	422	2,174	(5)	—	2,591	—	2,591
Depreciation and amortization	—	—	1,975	29	2,004	—	2,004

Total other expenses	422	2,174	3,646	130	6,372	(576)	5,796

Income from operations	(422)	(2,174)	2,006	30	(560)	—	(560)
Equity earnings (losses) from subsidiaries	(138)	2,036	30	—	1,928	(1,928)	—

Income before income taxes	(560)	(138)	2,036	30	1,368	(1,928)	(560)
Income tax provision (benefit)	(218)	(58)	325	5	54	(272)	(218)

Net income (loss)	(342)	$(80)	$1,711	$25	$1,314	$(1,656)	$(342)

Condensed Consolidating Statements of Operations Information of the Registrant for the Three Months Ended June 30, 2005 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$—	$35,297	$4,431	$39,728	$(4,226)	$35,502
Cost of services:
Interpreters	—	—	7,585	3,096	10,681	—	10,681
Telecommunications	—	—	1,326	18	1,344	—	1,344
Answer points	—	—	48	29	77	—	77

Total cost of services	—	—	8,959	3,143	12,102	—	12,102

Gross margin	—	—	26,338	1,288	27,626	(4,226)	23,400

Other expenses:
Selling, general and administrative	—	—	9,858	897	10,755	(4,226)	6,529
Interest-net	2,165	10,205	(130)	—	12,240	—	12,240
Depreciation and amortization	—	—	9,603	193	9,796	—	9,796

Total other expenses	2,165	10,205	19,331	1,090	32,791	(4,226)	28,565

Income from operations	(2,165)	(10,205)	7,007	198	(5,165)	—	(5,165)
Equity earnings (losses) from subsidiaries	(3,000)	7,205	198	—	4,403	(4,403)	—

Income before income taxes	(5,165)	(3,000)	7,205	198	(762)	(4,403)	(5,165)
Income tax provision (benefit)	(1,844)	(1,237)	2,990	82	(9)	(1,835)	(1,844)

Net income (loss)	(3,321)	$(1,763)	$4,215	$116	$(753)	$(2,568)	$(3,321)

Condensed Consolidating Statements of Operations Information of the Registrant for the Six Months Ended June 30, 2005 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$—	$71,048	$8,607	$79,655	$(8,231)	$71,424
Cost of services:
Interpreters	—	—	15,435	5,972	21,407	—	21,407
Telecommunications	—	—	2,701	32	2,733	—	2,733
Answer points	—	—	96	68	164	—	164

Total cost of services	—	—	18,232	6,072	24,304	—	24,304

Gross margin	—	—	52,816	2,535	55,351	(8,231)	47,120

Other expenses:
Selling, general and administrative	—	—	19,563	1,750	21,313	(8,231)	13,082
Interest-net	4,306	20,112	(111)	—	24,307	—	24,307
Depreciation and amortization	—	—	19,211	419	19,630	—	19,630

Total other expenses	4,306	20,112	38,663	2,169	65,250	(8,231)	57,019

Income (loss) from operations	(4,306)	(20,112)	14,153	366	(9,899)	—	(9,899)
Equity earnings (losses) from subsidiaries	(5,593)	14,519	366	—	9,292	(9,292)	—

Income (loss) before income taxes	(9,899)	(5,593)	14,519	366	(607)	(9,292)	(9,899)
Income tax provision (benefit)	(3,498)	(2,291)	5,959	151	321	(3,819)	(3,498)

Net income (loss)	$(6,401)	$(3,302)	$8,560	$215	$(928)	$(5,473)	$(6,401)

Condensed Consolidating Statement of Cash Flow Information of the Predecessor for the Period from January 1, 2004 to June 11, 2004 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities
Net income	$9,224	$9,224	$145	$18,593	$(9,369)	$9,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	1,471	264	1,735	—	1,735
Amortization of deferred financing costs	—	1,225	—	1,225	—	1,225
Deferred taxes on income	—	1,300	—	1,300	—	1,300
Tax benefit from stock options exercised	6,094	—	—	6,094	—	6,094
Loss on disposal of property	—	19	—	19	—	19
Gain from derivative instruments	—	(1,886)	—	(1,886)	—	(1,886)
Loss on write-off of deferred financing costs	—	9,555	—	9,555	—	9,555
Equity in earnings of subsidiaries	(9,224)	(145)	—	(9,369)	9,369	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	343	(8)	335	—	335
Prepaid expenses and other current assets	—	16	(166)	(150)	—	(150)
Other assets	—	3	(28)	(25)	—	(25)
Accounts payable	—	(450)	—	(450)	—	(450)
Intercompany receivable, net of payable	—	(368)	368	—	—	—
Income taxes payable/refundable	(6,094)	599	—	(5,495)	—	(5,495)
Accrued liabilities	—	(1,480)	23	(1,457)	—	(1,457)

Net cash provided by operating activities	—	19,426	598	20,024	—	20,024

Cash flows from investing activities-
Purchase of property	—	(447)	(413)	(860)	—	(860)

Cash flows from financing activities-
Long-term debt repayments	—	(12,260)	—	(12,260)	—	(12,260)

Net increase in cash	—	6,719	185	6,904	—	6,904
Cash-beginning of period	184	4,260	127	4,571	—	4,571

Cash-end of period	$184	$10,979	$312	$11,475	$—	$11,475

Condensed Consolidating Statement of Cash Flow Information of the Registrant for the Period from June 12, 2004 to June 30, 2004 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$(342)	$(80)	$1,711	$25	$1,314	$(1,656)	$(342)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	1,975	29	2,004	—	2,004
Amortization of deferred financing costs	12	99	—	—	111	—	111
Deferred taxes on income	(113)	—	(182)	—	(295)	—	(295)
Accretion of discount on long-term debt	410	16	—	—	426	—	426
Equity in earnings (losses) of subsidiaries	80	(1,711)	(25)	—	(1,656)	1,656	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	—	275	(19)	256	—	256
Prepaid expenses and other current assets	—	—	314	(40)	274	—	274
Accounts payable	—	—	771	—	771	—	771
Intercompany receivable, net of payable	—	—	(56)	56	—	—	—
Income taxes payable/refundable	(47)	(383)	(2,543)	—	(2,973)	—	(2,973)
Accrued liabilities	—	2,059	1,751	68	3,878	—	3,878

Net cash provided by operating activities	—	—	3,991	119	4,110	—	4,110

Cash flows from investing activities:
Purchase of property	—	—	(23)	(29)	(52)	—	(52)
Acquisition of business, net of cash acquired	(53,049)	(715,552)	(672)	—	(769,273)	53,049	(716,224)
Intercompany lending	—	(2,500)	—	—	(2,500)	2,500	—

Net cash provided by (used in) investing activities	(53,049)	(718,052)	(695)	(29)	(771,825)	55,549	(716,276)

Cash flows from financing activities:
Long-term debt borrowings	54,998	452,502	—	—	507,500	—	507,500
Long-term debt repayments	—	—	(6)	—	(6)	—	(6)
Loan fees and other financing costs	(1,949)	(13,788)	—	—	(15,737)	—	(15,737)
Distribution to member/stockholders	—	—	—	—	—	—	—
Capital contribution	—	279,338	—	—	279,338	(53,049)	226,289
Intercompany long-term debt borrowing	—	—	2,500	—	2,500	(2,500)	—

Net cash provided by (used in) investing activities	53,049	718,052	2,494	—	773,595	(55,549)	718,046

Net increase in cash	—	—	5,790	90	5,880	—	5,880
Cash-beginning of period	—	—	—	—	—	—	—

Cash-end of period	$—	$—	$5,790	$90	$5,880	$—	$5,880

Condensed Consolidating Statement of Cash Flow Information of the Registrant for the Six Months Ended June 30, 2005 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(6,401)	$(3,302)	$8,560	$215	$(928)	$(5,473)	$(6,401)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	19,211	419	19,630	—	19,630
Amortization of deferred financing costs	117	947	—	—	1,064	—	1,064
Deferred taxes on income	(1,162)	(2,679)	(1,437)	—	(5,278)	—	(5,278)
Stock based compensation expense	—	—	184	—	184	—	184
Accretion of discount on long-term debt	4,190	179	—	—	4,369	—	4,369
Loss from derivative instruments	—	4	—	—	4	—	4
Equity in earnings (losses) of subsidiaries	3,302	(8,560)	(215)	—	(5,473)	5,473	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	—	193	34	227	—	227
Prepaid expenses and other current assets	—	—	(386)	(358)	(744)	—	(744)
Other assets	—	—	72	(10)	62	—	62
Accounts payable	—	—	163	—	163	—	163
Intercompany receivable, net of payable	—	34,291	(34,099)	(192)	—	—	—
Income taxes payable/refundable	(46)	(6,091)	3,128	—	(3,009)	—	(3,009)
Accrued liabilities	—	2,963	(202)	96	2,857	—	2,857

Net cash provided by (used in) operating activities	—	17,752	(4,828)	204	13,128	—	13,128

Cash flows from investing activities-
Purchase of property	—	—	(486)	(7)	(493)	—	(493)

Cash flows from financing activities:
Long-term debt repayments	—	(17,752)	(909)	—	(18,661)	—	(18,661)
Capital contribution from Parent	—	—	995	—	995	—	995

Net cash provided by (used in) financing activities	—	(17,752)	86	—	(17,666)	—	(17,666)

Net increase (decrease) in cash	—	—	(5,228)	197	(5,031)	—	(5,031)
Cash-beginning of period	—	—	11,983	181	12,164	—	12,164

Cash-end of period	$—	$—	$6,755	$378	$7,133	$—	$7,133

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

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

	Predecessor			Predecessor
	April 1, 2004 to June 11, 2004	June 12, 2004 to June 30, 2004	Three months ended June 30, 2005	January 1, 2004 to June 11, 2004	June 12, 2004 to June 30, 2004	Six months ended June 30, 2005
Statement of Operations data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of services:
Interpreters	28.9%	25.3%	30.1%	28.4%	25.3%	30.0%
Telecommunications	4.6%	3.5%	3.8%	4.5%	3.5%	3.8%
Answer points	0.4%	0.3%	0.2%	0.4%	0.3%	0.2%

Total cost of services	33.9%	29.1%	34.1%	33.3%	29.1%	34.0%

Gross margin	66.1%	70.9%	65.9%	66.7%	70.9%	66.0%
Other expenses:
Selling, general and administrative	15.3%	16.3%	18.4%	16.1%	16.3%	18.3%
Interest, net	8.2%	35.1%	34.5%	9.2%	35.1%	34.0%
Merger related expenses	34.4%	0.0%	0.0%	15.2%	0.0%	0.0%
Depreciation and amortization	2.7%	27.1%	27.6%	2.7%	27.1%	27.5%

Total other expenses	60.6%	78.5%	80.5%	43.2%	78.5%	79.8%

Income (loss) before income taxes	5.5%	(7.6)%	(14.6)%	23.5%	(7.6)%	(13.8)%
Income tax provision (benefit)	2.2%	(3.0)%	(5.2)%	9.2%	(3.0)%	(4.9)%

Net income (loss)	3.3%	(4.6)%	(9.4)%	14.3%	(4.6)%	(8.9)%

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2005.

Revenues for the three months ended June 30, 2005 were $35.5 million as compared to $36.0 million for the three months ended June 30, 2004, representing a decrease of $0.5 million or 1.4%. The decrease in revenue was driven primarily by an 8.9% decline in the average rate per billed minute, offset by an 8.3% increase in OPI billed minutes.

For the three months ended June 30, 2005, cost of services were $12.1 million as compared to $11.8 million for the comparable period in 2004, representing an increase of $0.3 million or 2.5%. This increase was primarily due to increased interpretation minutes offset by efficiencies gained from continued business process improvements.

Selling, general and administrative expenses for the three months ended June 30, 2005 were $6.5 million as compared to $5.6 million for the three months ended June 30, 2004, an increase of $0.9 million or 16.1%. This increase was primarily the result of an increase in sales initiatives, in addition to increased audit and tax related fees, including Sarbanes-Oxley compliance costs.

Overall, operating margins decreased to 47.5% for the three months ended June 30, 2005 from 51.6% for the three months ended June 30, 2004 due to the factors described above.

Interest expense for the three months ended June 30, 2005 was $12.2 million as compared to $4.9 million for the three months ended June 30, 2004. This increase was the result of the additional debt incurred as part of the Merger.

Depreciation and amortization was $9.8 million for the three months ended June 30, 2005 as compared to $2.8 million for the three months ended June 30, 2004, an increase of $7.0 million. This increase is principally attributable to the amortization of intangibles resulting from the Merger.

The tax benefit on loss for the three months ended June 30, 2005 was $1.8 million as compared to $412,000 of tax expense on income for the three months ended June 30, 2004. This change from a provision to a benefit was driven by additional interest, depreciation and amortization expense.

As a result of the factors described above, net loss was $3.3 million for the three months ended June 30, 2005 as compared to net income of $609,000 for the three months ended June 30, 2004.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2005.

Revenues for the six months ended June 30, 2005 were $71.4 million as compared to $72.1 million for the six months ended June 30, 2004, representing a decrease of $0.7 million or 1.0%. The decrease in revenue was driven primarily by an 8.5% decline in the average rate per billed minute, offset by an 8.3% increase in OPI billed minutes.

For the six months ended June 30, 2005, cost of services were $24.3 million as compared to $23.7 million for the comparable period in 2004, representing an increase of $0.6 million or 2.5%. This increase was primarily due to increased interpretation minutes offset by efficiencies gained from continued business process improvements.

Selling, general and administrative expenses for the six months ended June 30, 2005 were $13.1 million as compared to $11.6 million for the six months ended June 30, 2004, an increase of $1.5 million or 13.0%. This increase was primarily the result of an increase in sales initiatives, in addition to increased audit and tax related fees, including Sarbanes-Oxley compliance costs.

Overall, operating margins decreased to 47.7% for the six months ended June 30, 2005 from 51.0% for the six months ended June 30, 2004 due to the factors described above.

Interest expense for the six months ended June 30, 2005 was $24.3 million as compared to $8.6 million for the six months ended June 30, 2004. This increase was the result of the additional debt incurred as part of the Merger.

Depreciation and amortization was $19.6 million for the six months ended June 30, 2005 as compared to $3.7 million for the six months ended June 30, 2004, an increase of $15.9 million. This increase is principally attributable to the amortization of intangibles resulting from the Merger.

The tax benefit on loss for the six months ended June 30, 2005 was $3.5 million as compared to $5.8 million of tax expense on income for the six months ended June 30, 2004. This change from a provision to a benefit was driven by additional interest, depreciation and amortization expense.

As a result of the factors described above, net loss was $6.4 million for the six months ended June 30, 2005 as compared to net income of $8.9 million for the six months ended June 30, 2004.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the six months ending June 30, 2005 was $13.1 million compared with net cash provided by operating activities during the six months ending June 30, 2004 of $21.5 million. This decrease is mainly attributable to an increase in interest payments related to the senior subordinated notes and senior discount notes, a decrease in earnings and the timing of tax payments.

Investing Activities. Net cash used in investing activities was $493,000 for the six months ending June 30, 2005, compared to net cash used in investing activities of $717.1 million for the same period in 2004. This decrease was primarily attributable to the $716.2 million of cash used in 2004 for the acquisition of the Predecessor company, net of cash acquired.

Financing Activities. Net cash used in financing activities during the six months ending June 30, 2005 was $17.7 million, compared to net cash provided by financing activities of $705.8 million during the six months ending June 30, 2004. The decrease when compared to 2004 is primarily the result of $507.5 million of cash provided through debt borrowings and $226.3 million of cash provided resulting from proceeds from the issuance of common stock, all as part of the merger transaction which occurred in 2004. In addition there was $18.7 million of long-term debt repayments made during the six months ending June 30, 2005 compared to $12.3 million for the same period in 2004.

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

Debt Service. As of June 30, 2005, we had total indebtedness of $485.3 million and $40.0 million of borrowings available under our senior secured credit facilities subject to customary conditions.

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

The senior subordinated notes mature in 2012 and are guaranteed by each of our existing domestic subsidiaries on a senior subordinated basis. Interest on the notes are payable semi-annually in cash.

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

Capital Expenditures. We anticipate that we will spend approximately $2.0 million on capital expenditures in 2005 and $3.0 million in 2006.

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of June 30, 2005 (dollars in thousands):

	Revolving Credit Facility	Notes Payable to Other	Term Loans	Senior Subordinated Notes	Senior Discount Notes	Operating and Capital Leases	Total
Remainder of 2005	$—	$—	$5,615	$—	$—	$2,078	$7,693
2006	—	960	14,358	—	—	4,042	19,360
2007	—	—	14,358	—	—	3,805	18,163
2008	—	—	14,358	—	—	2,375	16,733
2009	—	—	14,358	—	—	788	15,146
Thereafter	—	—	196,703	165,000	108,993	672	471,368

Total	$—	$960	$259,750	$165,000	$108,993	$13,760	$548,463

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Monterey, California on August 12, 2005.

LANGUAGE LINE HOLDINGS, INC.

/s/ Dennis G. Dracup
Dennis G. Dracup
Chief Executive Officer and Director

/s/ Matthew T. Gibbs II
Matthew T. Gibbs II
Chief Financial Officer and Director