Form 10-Q
period 2005-09-30
Language Line Holdings, Inc.
filed 2005-11-14
CIK 1301406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

or

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

Yes  ☐    No  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)

Yes  ☐    No  ☑

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

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

		Page
Part 1. Financial Information

Item 1.	Financial Statements (Unaudited)	1 - 15
	Condensed Consolidated Balance Sheets – December 31, 2004 and September 30, 2005
	Condensed Consolidated Statements of Operations – Three months ended September 30, 2004 and September 30, 2005; Nine months ended September 30, 2004 and September 30, 2005
	Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2004 and September 30, 2005
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures of Market Risk	20

Item 4.	Controls and Procedures	20

Part 2. Other Information

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	21

Signatures		22

Certifications		Exhibit 31.1 Exhibit 31.2 Exhibit 32.1 Exhibit 32.2

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	December 31, 2004	September 30, 2005
Assets
Current assets:
Cash	$12,164	$15,248
Accounts receivable, net	19,626	21,293
Prepaid expenses and other current assets	1,656	2,039
Deferred taxes on income	408	481

Total current assets	33,854	39,061
Property and equipment, net	5,897	5,022
Goodwill	408,793	408,793
Intangible assets, net	439,793	412,240
Deferred financing costs, net	15,018	13,422
Other assets	1,333	172

Total assets	$904,688	$878,710

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$462	$242
Accrued interest	1,276	9,192
Accrued payroll and related benefits	1,740	830
Accrued cost of interpreters	1,331	1,472
Other accrued liabilities	1,682	1,879
Income taxes payable	2,451	1,842
Current portion of long-term debt	12,947	14,587

Total current liabilities	21,889	30,044
Long-term debt	266,428	243,366
Senior subordinated notes	160,948	161,220
Senior discount notes	59,321	65,741
Deferred taxes on income	173,332	164,364

Total liabilities	681,918	664,735

Stockholders’ equity:
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	228,158	228,015
Accumulated deficit	(3,727)	(12,699)
Deferred stock compensation	(1,661)	(1,341)

Total stockholders’ equity	222,770	213,975

Total liabilities and stockholders’ equity	$904,688	$878,710

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

			Predecessor
	Three months ended September 30, 2004	Three months ended September 30, 2005	January 1, 2004 to June 11, 2004	June 12, 2004 to September 30, 2004	Nine months ended September 30, 2005
Revenues	$36,228	$36,362	$64,692	$43,616	$107,786
Cost of services:
Interpreters	10,058	10,809	18,374	11,928	32,216
Telecommunications	1,481	1,365	2,882	1,737	4,098
Answer points	122	69	256	148	233

Total cost of services	11,661	12,243	21,512	13,813	36,547

Gross margin	24,567	24,119	43,180	29,803	71,239

Other expenses:
Selling, general and administrative	5,558	5,603	10,423	6,760	18,685
Interest - net	11,635	12,607	5,982	14,225	36,914
Merger related expenses	64	—	9,848	64	—
Depreciation and amortization	9,907	9,797	1,735	11,911	29,427

Total other expenses	27,164	28,007	27,988	32,960	85,026

Income (loss) before income taxes	(2,597)	(3,888)	15,192	(3,157)	(13,787)
Income tax provision (benefit)	(841)	(1,317)	5,968	(1,059)	(4,815)

Net income (loss)	$(1,756)	$(2,571)	$9,224	$(2,098)	$(8,972)

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Predecessor
	January 1, 2004 to June 11, 2004	June 12, 2004 to September 30, 2004	Nine months ended September 30, 2005
Cash flows from operating activities:
Net income (loss)	$9,224	$(2,098)	$(8,972)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,735	11,911	29,427
Amortization of deferred financing costs	1,225	658	1,596
Deferred taxes on income	1,300	(3,078)	(9,041)
Tax benefit from stock options exercised	6,094	—	—
Stock based compensation expense	—	—	276
Loss on disposal of property	19	—	—
Loss (gain) from derivative instruments	(1,886)	27	4
Loss on write-off of deferred financing costs	9,555	—	—
Accretion of discount on long-term debt	—	2,458	6,692
Effect of changes in operating assets and liabilities:
Accounts receivable	335	166	(1,667)
Prepaid expenses and other current assets	(150)	686	(382)
Other assets	(25)	(92)	62
Accounts payable	(450)	528	(219)
Income taxes payable/refundable	(5,495)	4,634	(609)
Accrued liabilities	(1,457)	7,025	7,343

Net cash provided by operating activities	20,024	22,825	24,510

Cash flows from investing activities :
Purchase of property	(860)	(868)	(999)
Acquisition of Predecessor, net of cash acquired	—	(716,224)	—

Net cash used in investing activities	(860)	(717,092)	(999)

Cash flows from financing activities :
Long-term debt borrowings	—	507,500	—
Long-term debt repayments	(12,260)	(3,779)	(21,422)
Loan fees and other financing costs	—	(16,298)	—
Proceeds from issuance of common stock	—	226,289	—
Capital contribution from Parent	—	—	995

Net cash provided by (used in) financing activities	(12,260)	713,712	(20,427)

Net increase in cash	6,904	19,445	3,084
Cash - beginning of period	4,571	—	12,164

Cash - end of period	$11,475	$19,445	$15,248

Supplemental cash flow disclosures:
Cash paid for interest	$7,177	$4,791	$20,800

Cash paid (refunded) for income taxes	$4,069	$(2,624)	$4,835

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of financial position, results of operations and cash flows of Language Line Holdings, Inc. and Subsidiaries (“LLHI,” “we,” “us,” or the “Company”) for the interim periods. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 of Language Line Holdings, Inc., which are included in the Form 10-K filed with the SEC on April 15, 2005.

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

The Company provides over-the-phone interpretation (“OPI”) services, from English into over 150 different languages 24 hours a day, seven days a week. Such services are provided mainly to the non-English speaking business population in the United States, United Kingdom and Canada covering various industries such as insurance, healthcare, financial, utilities and government, providing a cost effective alternative to staffing in-house multilingual capabilities or using face-to-face interpretation

Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Predecessor, LLC and LLC’s wholly-owned subsidiaries for the period from January 1, 2004 to June 11, 2004, and the accounts of LLHI, LLI, LLC and LLC’s wholly-owned subsidiaries as of December 31, 2004 and September 30, 2005, for the three months ended September 30, 2004 and 2005, for the period from June 12, 2004 to September 30, 2004, and for the nine months ended September 30, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The following table illustrates the effect on net income if the Predecessor and the Company had applied the fair value recognition provisions of SFAS No. 123 and in accordance with SFAS No. 148, Accounting of Stock-Based Compensation – Transition and Disclosure, An amendment of FASB Statement No. 123, to stock-based employee compensation (in thousands):

			Predecessor
	Three months ended September 30, 2004	Three months ended September 30, 2005	January 1, 2004 to June 11, 2004	June 12, 2004 to September 30, 2004	Nine months ended September 30, 2005
Net income (loss), as reported	$(1,756)	$(2,571)	$9,224	$(2,098)	$(8,972)
Add total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	57	—	—	171
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(57)	(101)	—	(171)

Pro forma net income (loss)	$(1,756)	$(2,571)	$9,123	$(2,098)	$(8,972)

2.	Related Party Transactions

In 2001, the Predecessor loaned $995,000 to an officer in exchange for a note receivable (“Note 1”). Note 1 was secured by the party’s primary residence. In 2002, the Predecessor loaned $100,000 to another officer in exchange for a note receivable (“Note 2”). Note 2 is secured by the Language Line Holdings, LLC common stock. In connection with the Merger, which occurred on June 11, 2004, both of these loans were modified to extend their maturities. These modifications were made when LLI was a private company not subject to the Sarbanes-Oxley Act of 2002 (the “Act”). In September, 2004, LLI became subject to the Act and as a result the loans may not have been compliant with the Act. To address this matter, on April 13, 2005, $1,095,000 was distributed from LLI in the form of a dividend to its parent, LLHI. LLHI then distributed in the form of a dividend that same amount to its parent, Language Line Holdings III, Inc. (the “Parent”). Parent then made new loans to the executives in the same amount as the loans held by LLI. The loans held by LLI were simultaneously repaid in full by the officers. Each of the dividends and loans mentioned above that occurred on April 13, 2005 were effected in non-cash transactions. This action required a waiver from the lenders party to LLI’s credit agreement, which was obtained on April 13, 2005. On May 18, 2005, a capital contribution in the amount of $995,000 was made by the Parent to LLHI when one of the officers repaid his loan to the Parent.

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

The following information sets forth, on a condensed consolidating basis, balance sheet information as of December 31, 2004 and September 30, 2005, statements of operations information for the three months ended September 30, 2004 and 2005, for the period from January 1, 2004 to June 11, 2004, for the period from June 12, 2004 to September 30, 2004, and for the nine months ended September 30, 2005, and statement of cash flow information for the period from January 1, 2004 to June 11, 2004, for the period from June 12, 2004 to September 30, 2004, and for the nine months ended September 30, 2005 for LLHI (the “Registrant”), LLI, the Guarantor Subsidiaries and foreign subsidiaries of LLI that are not guaranteeing the Notes (the “Non-Guarantor Subsidiaries”). Income tax expense (benefit) is allocated among entities based upon taxable income (loss) by jurisdiction within each group.

Condensed Consolidating Balance Sheet Information of the Registrant as of December 31, 2004 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$—	$11,983	$181	$12,164	$—	$12,164
Accounts receivable - net	—	—	19,244	382	19,626	—	19,626
Intercompany receivable	—	—	38,798	—	38,798	(38,798)	—
Prepaid expenses and other current assets	—	—	1,540	116	1,656	—	1,656
Refundable income taxes	53	—	—	—	53	(53)	—
Deferred taxes on income	—	411	—	—	411	(3)	408

Total current assets	53	411	71,565	679	72,708	(38,854)	33,854
Property and equipment - net	—	—	3,562	2,335	5,897	—	5,897
Goodwill	—	—	408,793	—	408,793	—	408,793
Intangible assets - net	—	—	439,793	—	439,793	—	439,793
Deferred financing costs - net	1,983	13,035	—	—	15,018	—	15,018
Investment in subsidiaries	280,684	739,716	673	—	1,021,073	(1,021,073)	—
Other assets	—	5	1,260	68	1,333	—	1,333

Total assets	$282,720	$753,167	$925,646	$3,082	$1,964,615	$(1,059,927)	$904,688

Liabilities, Member’s Capital and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$—	$462	$—	$462	$—	$462
Intercompany payable	164	36,608	—	2,026	38,798	(38,798)	—
Accrued interest	—	1,228	48	—	1,276	—	1,276
Accrued payroll and related benefits	—	—	1,689	51	1,740	—	1,740
Accrued cost of interpreters	—	—	1,122	209	1,331	—	1,331
Other accrued liabilities	—	183	1,376	123	1,682	—	1,682
Income taxes payable	—	327	2,177	—	2,504	(53)	2,451
Current portion of long-term debt	—	12,000	947	—	12,947	—	12,947

Total current liabilities	164	50,346	7,821	2,409	60,740	(38,851)	21,889
Long-term debt	—	265,500	928	—	266,428	—	266,428
Senior discount notes	59,321	—	—	—	59,321	—	59,321
Senior subordinated notes	—	160,948	—	—	160,948	—	160,948
Deferred income taxes	(1,196)	(4,311)	178,842	—	173,335	(3)	173,332

Total liabilities	58,289	472,483	187,591	2,409	720,772	(38,854)	681,918

Member’s capital	—	—	738,055	673	738,728	(738,728)	—

Stockholders’ equity:
Common stock	—	—	—	—	—	—	—
Additional paid-in-capital	228,158	281,207	—	—	509,365	(281,207)	228,158
Accumulated deficit	(3,727)	(523)	—	—	(4,250)	523	(3,727)
Deferred stock compensation	—	—	—	—	—	(1,661)	(1,661)

Total stockholders’ equity	224,431	280,684	—	—	505,115	(282,345)	222,770

Total liabilities, member’s capital and stockholders’ equity	$282,720	$753,167	$925,646	$3,082	$1,964,615	$(1,059,927)	$904,688

Condensed Consolidating Balance Sheet Information of the Registrant as of September 30, 2005 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$—	$15,145	$103	$15,248	$—	$15,248
Accounts receivable - net	—	—	20,813	480	21,293	—	21,293
Intercompany receivable	—	—	74,584	—	74,584	(74,584)	—
Prepaid expenses and other current assets	—	—	1,794	245	2,039	—	2,039
Deferred taxes on income	(4)	485	—	—	481	—	481

Total current assets	(4)	485	112,336	828	113,645	(74,584)	39,061
Property and equipment - net	—	—	3,297	1,725	5,022	—	5,022
Goodwill	—	—	408,793	—	408,793	—	408,793
Intangible assets - net	—	—	412,240	—	412,240	—	412,240
Deferred financing costs - net	1,807	11,615	—	—	13,422	—	13,422
Investment in subsidiaries	276,315	752,970	1,015	—	1,030,300	(1,030,300)	—
Other assets	—	—	85	87	172	—	172

Total assets	$278,118	$765,070	$937,766	$2,640	$1,983,594	$(1,104,884)	$878,710

Liabilities, Member’s Capital and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$—	$242	$—	$242	$—	$242
Intercompany payable	163	73,211	—	1,210	74,584	(74,584)	—
Accrued interest	—	9,170	22	—	9,192	—	9,192
Accrued payroll and related benefits	—	—	820	10	830	—	830
Accrued cost of interpreters	—	—	1,213	259	1,472	—	1,472
Other accrued liabilities	—	—	1,733	146	1,879	—	1,879
Income taxes payable	(123)	(3,339)	5,304	—	1,842	—	1,842
Current portion of long-term debt	—	13,640	947	—	14,587	—	14,587

Total current liabilities	40	92,682	10,281	1,625	104,628	(74,584)	30,044
Long-term debt	—	243,366	—	—	243,366	—	243,366
Senior subordinated notes	—	161,220	—	—	161,220	—	161,220
Senior discount notes	65,741	—	—	—	65,741	—	65,741
Deferred income taxes	(2,979)	(8,513)	175,856	—	164,364	—	164,364

Total liabilities	62,802	488,755	186,137	1,625	739,319	(74,584)	664,735

Member’s capital	—	—	751,629	1,015	752,644	(752,644)	—

Stockholders’ equity:
Common stock	—	—	—	—	—	—	—
Additional paid-in-capital	228,015	281,064	—	—	509,079	(281,064)	228,015
Accumulated deficit	(12,699)	(4,749)	—	—	(17,448)	4,749	(12,699)
Deferred stock compensation	—	—	—	—	—	(1,341)	(1,341)

Total stockholders’ equity	215,316	276,315	—	—	491,631	(277,656)	213,975

Total liabilities, member’s capital and stockholders’ equity	$278,118	$765,070	$937,766	$2,640	$1,983,594	$(1,104,884)	$878,710

Condensed Consolidating Statements of Operations Information of the Registrant for the Three Months Ended September 30, 2004 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$—	$36,107	$3,704	$39,811	$(3,583)	$36,228
Cost of services:
Interpreters	—	—	7,537	2,521	10,058	—	10,058
Telecommunications	—	—	1,457	24	1,481	—	1,481
Answer points	—	—	45	77	122	—	122

Total cost of services	—	—	9,039	2,622	11,661	—	11,661

Gross margin	—	—	27,068	1,082	28,150	(3,583)	24,567

Other expenses:
Selling, general and administrative	—	—	8,429	712	9,141	(3,583)	5,558
Interest - net	2,304	9,349	(18)	—	11,635	—	11,635
Merger related expenses	—	—	64	—	64	—	64
Depreciation and amortization	—	—	9,707	200	9,907	—	9,907

Total other expenses	2,304	9,349	18,182	912	30,747	(3,583)	27,164

Income (loss) from operations	(2,304)	(9,349)	8,886	170	(2,597)	—	(2,597)
Equity earnings (losses) from subsidiaries	(293)	9,056	170	—	8,933	(8,933)	—

Income (loss) before income taxes	(2,597)	(293)	9,056	170	6,336	(8,933)	(2,597)
Income tax provision (benefit)	(841)	(162)	5,009	95	4,101	(4,942)	(841)

Net income (loss)	$(1,756)	$(131)	$4,047	$75	$2,235	$(3,991)	$(1,756)

Condensed Consolidating Statements of Operations Information of the Registrant for the Three Months Ended September 30, 2005 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$—	$36,108	$4,770	$40,878	$(4,516)	$36,362
Cost of services:
Interpreters	—	—	7,440	3,369	10,809	—	10,809
Telecommunications	—	—	1,347	18	1,365	—	1,365
Answer points	—	—	45	24	69	—	69

Total cost of services	—	—	8,832	3,411	12,243	—	12,243

Gross margin	—	—	27,276	1,359	28,635	(4,516)	24,119

Other expenses:
Selling, general and administrative	—	—	9,172	947	10,119	(4,516)	5,603
Interest - net	2,289	10,326	(7)	(1)	12,607	—	12,607
Depreciation and amortization	—	—	9,600	197	9,797	—	9,797

Total other expenses	2,289	10,326	18,765	1,143	32,523	(4,516)	28,007

Income (loss) from operations	(2,289)	(10,326)	8,511	216	(3,888)	—	(3,888)
Equity earnings (losses) from subsidiaries	(1,599)	8,727	216	—	7,344	(7,344)	—

Income (loss) before income taxes	(3,888)	(1,599)	8,727	216	3,456	(7,344)	(3,888)
Income tax provision (benefit)	(1,317)	(675)	3,613	89	1,710	(3,027)	(1,317)

Net income (loss)	$(2,571)	$(924)	$5,114	$127	$1,746	$(4,317)	$(2,571)

Condensed Consolidating Statements of Operations Information of the Predecessor for the Period from January 1, 2004 to June 11, 2004 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$64,427	$5,239	$69,666	$(4,974)	$64,692
Cost of services:
Interpreters	—	14,757	3,617	18,374	—	18,374
Telecommunications	—	2,863	19	2,882	—	2,882
Answer points	—	102	154	256	—	256

Total cost of services	—	17,722	3,790	21,512	—	21,512

Gross margin	—	46,705	1,449	48,154	(4,974)	43,180

Other expenses:
Selling, general and administrative	—	14,451	946	15,397	(4,974)	10,423
Interest - net	—	5,982	—	5,982	—	5,982
Merger related expenses	—	9,848	—	9,848	—	9,848
Depreciation and amortization	—	1,471	264	1,735	—	1,735

Total other expenses	—	31,752	1,210	32,962	(4,974)	27,988

Income from operations	—	14,953	239	15,192	—	15,192
Equity earnings from subsidiaries	15,192	239	—	15,431	(15,431)	—

Income before income taxes	15,192	15,192	239	30,623	(15,431)	15,192
Income tax provision	5,968	5,968	94	12,030	(6,062)	5,968

Net income	$9,224	$9,224	$145	$18,593	$(9,369)	$9,224

Condensed Consolidating Statements of Operations Information of the Predecessor for the Period from June 12, 2004 to September 30, 2004 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated

Revenues	$—	$—	$43,472	$4,416	$47,888	$(4,272)	$43,616
Cost of services:
Interpreters	—	—	8,986	2,942	11,928	—	11,928
Telecommunications	—	—	1,711	26	1,737	—	1,737
Answer points	—	—	55	93	148	—	148

Total cost of services	—	—	10,752	3,061	13,813	—	13,813

Gross margin	—	—	32,720	1,355	34,075	(4,272)	29,803

Other expenses:
Selling, general and administrative	—	—	10,106	926	11,032	(4,272)	6,760
Interest - net	2,726	11,523	(24)	—	14,225	—	14,225
Merger related expenses	—	—	64	—	64	—	64
Depreciation and amortization	—	—	11,682	229	11,911	—	11,911

Total other expenses	2,726	11,523	21,828	1,155	37,232	(4,272)	32,960

Income (loss) from operations	(2,726)	(11,523)	10,892	200	(3,157)	—	(3,157)
Equity earnings (losses) from subsidiaries	(431)	11,092	200	—	10,861	(10,861)	—

Income (loss) before income taxes	(3,157)	(431)	11,092	200	7,704	(10,861)	(3,157)
Income tax provision (benefit)	(1,059)	(220)	4,266	77	3,064	(4,123)	(1,059)

Net income (loss)	$(2,098)	$(211)	$6,826	$123	$4,640	$(6,738)	$(2,098)

Condensed Consolidating Statements of Operations Information of the Registrant for the Nine Months Ended September 30, 2005 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$—	$107,156	$13,377	$120,533	$(12,747)	$107,786
Cost of services:
Interpreters	—	—	22,875	9,341	32,216	—	32,216
Telecommunications	—	—	4,048	50	4,098	—	4,098
Answer points	—	—	141	92	233	—	233

Total cost of services	—	—	27,064	9,483	36,547	—	36,547

Gross margin	—	—	80,092	3,894	83,986	(12,747)	71,239

Other expenses:
Selling, general and administrative	—	—	28,735	2,697	31,432	(12,747)	18,685
Interest - net	6,595	30,438	(118)	(1)	36,914	—	36,914
Depreciation and amortization	—	—	28,811	616	29,427	—	29,427

Total other expenses	6,595	30,438	57,428	3,312	97,773	(12,747)	85,026

Income (loss) from operations	(6,595)	(30,438)	22,664	582	(13,787)	—	(13,787)
Equity earnings (losses) from subsidiaries	(7,192)	23,246	582	—	16,636	(16,636)	—

Income (loss) before income taxes	(13,787)	(7,192)	23,246	582	2,849	(16,636)	(13,787)
Income tax provision (benefit)	(4,815)	(2,966)	9,572	240	2,031	(6,846)	(4,815)

Net income (loss)	$(8,972)	$(4,226)	$13,674	$342	$818	$(9,790)	$(8,972)

Condensed Consolidating Statement of Cash Flow Information of the Predecessor for the Period from January 1, 2004 to June 11, 2004 (In thousands)	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$9,224	$9,224	$145	$18,593	$(9,369)	$9,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	1,471	264	1,735	—	1,735
Amortization of deferred financing costs	—	1,225	—	1,225	—	1,225
Deferred taxes on income	—	1,300	—	1,300	—	1,300
Tax benefit from stock options exercised	6,094	—	—	6,094	—	6,094
Loss on disposal of property	—	19	—	19	—	19
Gain from derivative instruments	—	(1,886)	—	(1,886)	—	(1,886)
Loss on write-off of deferred financing costs	—	9,555	—	9,555	—	9,555
Equity in earnings of subsidiaries	(9,224)	(145)	—	(9,369)	9,369	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	343	(8)	335	—	335
Prepaid expenses and other current assets	—	16	(166)	(150)	—	(150)
Other assets	—	3	(28)	(25)	—	(25)
Accounts payable	—	(450)	—	(450)	—	(450)
Intercompany receivable, net of payable	—	(368)	368	—	—	—
Income taxes payable/refundable	(6,094)	599	—	(5,495)	—	(5,495)
Accrued liabilities	—	(1,480)	23	(1,457)	—	(1,457)

Net cash provided by operating activities	—	19,426	598	20,024	—	20,024

Cash flows from investing activities - Purchase of property	—	(447)	(413)	(860)	—	(860)

Cash flows from financing activities - Long-term debt repayments	—	(12,260)	—	(12,260)	—	(12,260)

Net increase in cash	—	6,719	185	6,904	—	6,904
Cash - beginning of period	184	4,260	127	4,571	—	4,571

Cash - end of period	$184	$10,979	$312	$11,475	$—	$11,475

Condensed Consolidating Statement of Cash Flow Information of the Registrant for the Period from June 12, 2004 to September 30, 2004 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(2,098)	$(211)	$6,826	$123	$4,640	$(6,738)	$(2,098)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	—	11,682	229	11,911	—	11,911
Amortization of deferred financing costs	12	646	—	—	658	—	658
Deferred taxes on income	(532)	(2,251)	(295)	—	(3,078)	—	(3,078)
Loss from derivative instruments	—	27	—	—	27	—	27
Accretion of discount on long-term debt	2,357	101	—	—	2,458	—	2,458
Equity in earnings (losses) of subsidiaries	211	(6,826)	(123)	—	(6,738)	6,738	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	—	232	(66)	166	—	166
Prepaid expenses and other current assets	—	—	278	408	686	—	686
Other assets	—	(40)	(52)	—	(92)	—	(92)
Accounts payable	—	—	528	—	528	—	528
Intercompany receivable, net of payable	129	7,063	(7,355)	163	—	—	—
Income taxes payable/refundable	(307)	—	4,941	—	4,634	—	4,634
Accrued liabilities	352	5,719	878	76	7,025	—	7,025

Net cash provided by operating activities	124	4,228	17,540	933	22,825	—	22,825

Cash flows from investing activities:
Purchase of property	—	—	(55)	(813)	(868)	—	(868)
Acquisition of business, net of cash acquired	(53,049)	(715,593)	(631)	—	(769,273)	53,049	(716,224)
Intercompany lending	—	(2,500)	—	—	(2,500)	2,500	—

Net cash used in investing activities	(53,049)	(718,093)	(686)	(813)	(772,641)	55,549	(717,092)

Cash flows from financing activities:
Long-term debt borrowings	54,998	452,502	—	—	507,500	—	507,500
Long-term debt repayments	—	(3,750)	(29)	—	(3,779)	—	(3,779)
Loan fees and other financing costs	(2,073)	(14,225)	—	—	(16,298)	—	(16,298)
Distribution to member/stockholders	—	—	—	—	—	—	—
Capital contribution	—	279,338	—	—	279,338	(53,049)	226,289
Intercompany long-term debt borrowing	—	—	2,500	—	2,500	(2,500)	—

Net cash provided by financing activities	52,925	713,865	2,471	—	769,261	(55,549)	713,712

Net increase in cash	—	—	19,325	120	19,445	—	19,445
Cash - beginning of period	—	—	—	—	—	—	—

Cash - end of period	$—	$—	$19,325	$120	$19,445	$—	$19,445

Condensed Consolidating Statement of Cash Flow Information of the Registrant for the Nine Months Ended September 30, 2005 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(8,972)	$(4,226)	$13,674	$342	$818	$(9,790)	$(8,972)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	—	28,811	616	29,427	—	29,427
Amortization of deferred financing costs	176	1,420	—	—	1,596	—	1,596
Deferred taxes on income	(1,779)	(4,276)	(2,986)	—	(9,041)	—	(9,041)
Stock based compensation expense	—	—	276	—	276	—	276
Accretion of discount on long-term debt	6,420	272	—	—	6,692	—	6,692
Loss from derivative instruments	—	4	—	—	4	—	4
Equity in earnings (losses) of subsidiaries	4,226	(13,674)	(342)	—	(9,790)	9,790	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	—	(1,569)	(98)	(1,667)	—	(1,667)
Prepaid expenses and other current assets	—	—	(253)	(129)	(382)	—	(382)
Other assets	—	—	80	(18)	62	—	62
Accounts payable	—	—	(219)	—	(219)	—	(219)
Intercompany receivable, net of payable	—	36,880	(36,064)	(816)	—	—	—
Income taxes payable/refundable	(71)	(3,665)	3,127	—	(609)	—	(609)
Accrued liabilities	—	7,760	(449)	32	7,343	—	7,343

Net cash provided by (used in) operating activities	—	20,495	4,086	(71)	24,510	—	24,510

Cash flows from investing activities - Purchase of property	—	—	(992)	(7)	(999)	—	(999)

Cash flows from financing activities:
Long-term debt repayments	—	(20,495)	(927)	—	(21,422)	—	(21,422)
Capital contribution from Parent	—	—	995	—	995	—	995

Net cash provided by (used in) financing activities	—	(20,495)	68	—	(20,427)	—	(20,427)

Net increase (decrease) in cash	—	—	3,162	(78)	3,084	—	3,084
Cash - beginning of period	—	—	11,983	181	12,164	—	12,164

Cash - end of period	$—	$—	$15,145	$103	$15,248	$—	$15,248

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

			Predecessor
	Three months ended September 30, 2004	Three months ended September 30, 2005	January 1, 2004 to June 11, 2004	June 12, 2004 to September 30, 2004	Nine months ended September 30, 2005
Statement of Operations data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of services:
Interpreters	27.8%	29.7%	28.4%	27.3%	29.9%
Telecommunications	4.1%	3.8%	4.5%	4.0%	3.8%
Answer points	0.3%	0.2%	0.4%	0.3%	0.2%

Total cost of services	32.2%	33.7%	33.3%	31.6%	33.9%

Gross margin	67.8%	66.3%	66.7%	68.4%	66.1%
Other expenses:
Selling, general and administrative	15.3%	15.4%	16.1%	15.5%	17.3%
Interest, net	32.1%	34.7%	9.2%	32.6%	34.2%
Merger related expenses	0.2%	0.0%	15.2%	0.1%	0.0%
Depreciation and amortization	27.3%	26.9%	2.7%	27.3%	27.3%

Total other expenses	74.9%	77.0%	43.2%	75.5%	78.8%

Income (loss) before income taxes	(7.1)%	(10.7)%	23.5%	(7.1)%	(12.7)%
Income tax provision (benefit)	(2.3)%	(3.6)%	9.2%	(2.4)%	(4.5)%

Net income (loss)	(4.8)%	(7.1)%	14.3%	(4.7)%	(8.2)%

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004.

Revenues for the three months ended September 30, 2005 were $36.4 million as compared to $36.2 million for the three months ended September 30, 2004, representing an increase of $0.2 million or approximately 1.0%. The increase in revenue was driven primarily by an 8.0% increase in OPI billed minutes, offset by a 7.6% decline in the average rate per billed minute.

For the three months ended September 30, 2005, cost of services were $12.2 million as compared to $11.7 million for the comparable period in 2004, representing an increase of $0.5 million or 4.3%. This increase was primarily due to increased interpretation minutes, offset by efficiencies gained from continued business process improvements.

Selling, general and administrative expenses for the three months ended September 30, 2005 were relatively flat at $5.6 million as compared to $5.6 million for the three months ended September 30, 2004.

Overall, operating margins decreased to 50.9% for the three months ended September 30, 2005 from 52.5% for the three months ended September 30, 2004 due to the factors described above.

Interest expense for the three months ended September 30, 2005 was $12.6 million as compared to $11.6 million for the three months ended September 30, 2004. The increase in interest expense is primarily due to an increase in the reserve-adjusted LIBOR rate with respect to the senior secured term loan facility. Borrowings under the senior secured term loan facility bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR.

Depreciation and amortization for the three months ended September 30, 2005 was relatively flat at $9.8 million as compared to $9.9 million for the three months ended September 30, 2004.

The tax benefit on loss for the three months ended September 30, 2005 was $1.3 million as compared to $0.8 million for the three months ended September 30, 2004. The increase in the tax benefit was primarily due to additional interest expense of approximately $1.0 million for the three months ended September 30, 2005 when compared to the three months ended September 30, 2004.

As a result of the factors described above, net loss was $2.6 million and $1.8 million for the three months ended September 30, 2005 and September 30, 2004, respectively.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004.

Revenues for the nine months ended September 30, 2005 were $107.8 million as compared to $108.3 million for the nine months ended September 30, 2004, representing a decrease of less than 1.0%. The decrease in revenue was driven primarily by an 8.5% decline in the average rate per billed minute, offset by an 8.2% increase in OPI billed minutes.

For the nine months ended September 30, 2005, cost of services were $36.5 million as compared to $35.3 million for the comparable period in 2004, representing an increase of $1.2 million or 3.4%. This increase was primarily due to increased interpretation minutes, offset by efficiencies gained from continued business process improvements.

Selling, general and administrative expenses for the nine months ended September 30, 2005 were $18.7 million as compared to $17.2 million for the nine months ended September 30, 2004, an increase of $1.5 million or 8.7%. This increase was primarily the result of an increase in sales initiatives, in addition to increased audit and tax related fees, including Sarbanes-Oxley compliance costs.

Overall, operating margins decreased to 48.8% for the nine months ended September 30, 2005 from 51.5% for the nine months ended September 30, 2004 due to the factors described above.

Interest expense for the nine months ended September 30, 2005 was $36.9 million as compared to $20.2 million for the nine months ended September 30, 2004. This increase was primarily the result of the additional debt incurred as part of the Merger.

Depreciation and amortization was $29.4 million for the nine months ended September 30, 2005 as compared to $13.6 million for the nine months ended September 30, 2004, an increase of $15.8 million. This increase is principally attributable to the amortization of intangibles resulting from the Merger.

The tax benefit on loss for the nine months ended September 30, 2005 was $4.8 million as compared to $4.9 million of tax expense on income for the nine months ended September 30, 2004. This change from an expense to a benefit was driven by additional interest, depreciation and amortization expense.

As a result of the factors described above, net loss was $9.0 million for the nine months ended September 30, 2005 as compared to net income of $7.1 million for the nine months ended September 30, 2004.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the nine months ending September 30, 2005 was $24.5 million, compared with net cash provided by operating activities during the nine months ending September 30, 2004 of $42.8 million. This decrease is mainly attributable to an increase in interest payments related to the long-term debt and the senior subordinated notes, a decrease in earnings and the timing of tax payments.

Investing Activities. Net cash used in investing activities was $1.0 million for the nine months ending September 30, 2005, compared to net cash used in investing activities of $717.9 million for the same period in 2004. This decrease was primarily attributable to the $716.2 million of cash used in 2004 for the acquisition of the Predecessor company, net of cash acquired.

Financing Activities. Net cash used in financing activities during the nine months ending September 30, 2005 was $20.4 million, compared to net cash provided by financing activities of $701.5 million during the nine months ending September 30, 2004. The decrease when compared to 2004 is primarily the result of $507.5 million of cash provided through debt borrowings and $226.3 million of cash provided resulting from proceeds from the issuance of common stock, all as part of the Merger. In addition there was $21.4 million of long-term debt repayments made during the nine months ending September 30, 2005, compared to $16.0 million for the same period in 2004.

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

Debt Service. As of September 30, 2005, we had total indebtedness of $484.9 million and $40.0 million of borrowings available under our senior secured credit facilities subject to customary conditions.

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

Capital Expenditures. We anticipate that we will spend approximately $2.0 million on capital expenditures in 2005 and $3.0 million in 2006.

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of September 30, 2005 (dollars in thousands):

	Revolving Credit Facility	Notes Payable to Other	Term Loans	Senior Subordinated Notes	Senior Discount Notes	Operating and Capital Leases	Total
Remainder of 2005	$—	$—	$2,872	$—	$—	$1,047	$3,919
2006	—	960	14,358	—	—	4,068	19,386
2007	—	—	14,358	—	—	3,805	18,163
2008	—	—	14,358	—	—	2,375	16,733
2009	—	—	14,358	—	—	788	15,146
Thereafter	—	—	196,703	165,000	108,993	672	471,368

Total	$—	$960	$257,007	$165,000	$108,993	$12,755	$544,715

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

Impairment of Long-Lived Assets - We assess the impairment of long-lived assets at least annually or when changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Customer relationships, internally developed technology, tradenames and trademarks, and goodwill are our most significant long-lived assets and are tested annually. Impairment is measured by the difference between the carrying amount and the respective fair values, based on the best information available, including market prices or a discounted cash flow analysis. Estimates are made on the useful lives or economic values of assets and could change base on changes in the economy or industry trends.

Claims and Legal Proceedings

In the normal course of business, we are party of various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and we can reasonably estimate our potential liability. We are not currently involved in any material legal proceedings.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to certain market risks as part of our on going business operations. Primary exposure includes changes in interest rates as borrowings under our senior credit facilities bear interest at floating rates based on LIBOR or the prime rate, in each case plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Monterey, California on November 14, 2005.

LANGUAGE LINE HOLDINGS, INC.

/s/ Dennis G. Dracup
Dennis G. Dracup Chief Executive Officer and Director

/s/ Matthew T. Gibbs II
Matthew T. Gibbs II Chief Financial Officer and Director