Form 10-K
period 2005-12-31
Language Line Holdings, Inc.
filed 2006-04-12
CIK 1301406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2005, there were 1,000 shares of the registrant’s common stock, $.01 par value, which is the only class of common stock of the registrant. There is no market for the registrant’s common stock, all of which is held by Language Line Holdings, LLC.

Documents Incorporated by Reference

None

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks and uncertainties that could cause Language Line Holdings, Inc.’s (the “Company”) actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the outsourced over-the-phone interpretation services market, continued demand from the primary industries the Company serves, the availability of telephone services, as well as factors more specific to the Company such as restrictions imposed by the Company’s debt including financial covenants and limitations on the Company’s ability to incur additional indebtedness, the Company’s future capital requirements, and risk associated with economic conditions generally. See “Item 1A – Risk Factors” for further discussion. We assume no obligation to update any forward-looking statements.

ii

PART 1

ITEM 1: BUSINESS

History

Language Line Holdings, Inc. and subsidiaries (collectively, the “Predecessor”) was a Delaware corporation formed in December 1999 as a holding company for Language Line, LLC (“LLC”) and its subsidiaries. LLC was incorporated during February 1999 as a Delaware limited liability company and provides over-the-phone interpretation services, from English into over 150 different languages 24 hours a day, seven days a week. LLC provides services to its customers on credit and does not require collateral. However, it performs ongoing credit evaluations of its customers’ financial condition and seeks to limit its exposure to losses from bad debts by limiting the amount of credit extended. The Predecessor was acquired on June 11, 2004 by Language Line, Inc. (“LLI”) a Delaware corporation formed in April 2004 and had no significant operations prior to the acquisition of Predecessor. Subsequent to the acquisition of the Predecessor, Language Line Acquisition, Inc., an indirect wholly-owned subsidiary of Language Line Holdings, LLC, was renamed Language Line Holdings, Inc. (“LLHI”, “we”, “Successor”, or the “Company”). The Company is incorporated under the laws of the State of Delaware.

The Merger and Financing Transactions

On June 11, 2004, LLI, an indirect subsidiary of ABRY Partners (“ABRY”) acquired the Predecessor in a transaction accounted for under the purchase method of accounting (the “Merger”). The aggregate purchase price was $718.1 million. The merger agreement contains customary representations and warranties and covenants. At closing, $30.0 million of the Merger consideration was deposited into an escrow account on behalf of the stockholders and optionholders of the Predecessor to secure their potential indemnity obligations to LLI and payment of any post-closing adjustment to the Merger consideration to LLI. As of March 31, 2006 all but $1.5 million of the $30.0 million has been released from escrow.

Concurrently with the Merger, we consummated certain related financing transactions, including the issuance of approximately $109.0 million of 14 1/8% senior discount notes due 2013, by LLHI, the issuance by LLI of $165.0 million aggregate principal amount at maturity of 11 1/8% senior subordinated notes due 2012 (the “Notes”) and the entrance into senior credit facilities in the amount of $325.0 million by LLI.

Company Overview

We believe we are the leading global provider of over-the-phone interpretation (“OPI”) services from English into more than 150 different languages, 24 hours a day, seven days a week. Our specially-trained, proprietary base of interpreters perform value-added OPI services which facilitate critical business transactions and delivery of emergency and government services between our customers and limited English proficiency (“LEP”) speakers throughout the world. In 2005, we helped more than 20 million people communicate across linguistic and cultural barriers. We offer our customers a high-quality, cost-effective alternative to staffing in-house multilingual employees or using face-to-face interpretation. Through our OPI services, we improve our customers’ revenue potential, customer service and competitiveness by enhancing their ability to effectively serve the growing population of current and prospective LEP speakers.

Products and Services

We offer three categories of over-the-phone interpretation services: (i) subscribed interpretation, designed for business customers with frequent interpretation needs; (ii) membership interpretation, designed for business customers with infrequent interpretation needs; and (iii) personal interpretation, designed for individuals who require infrequent interpretation services. Subscribed interpretation accounted for 99% of our 2003, 2004, and 2005 revenues, whereas membership interpretation, personal interpretation and document translation accounted for the remainder. Usage for the majority of customers is billed in one-minute increments. Price per billed minute is typically based on the language requested and time of day, subject to discounts related to billed minute volume pricing arrangements with certain customers.

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

We offer OPI services to our customers in over 150 different languages. Our top 10 languages accounted for over 90% of our billed minutes in 2005, with Spanish-language OPI accounting for approximately 73% of our total billed minutes in 2005.

Customers

Four industries: insurance, financial services, healthcare and government, accounted for 69% of our revenues in 2005, and collectively, these industries have demonstrated a compound annual growth rate in billed minutes of over 16% from 2000 to 2005. In 2005, no single industry accounted for more than 25% of our revenues, and our largest customer accounted for approximately 4% of our revenues, while our largest 100 customers represented 55% of our revenues.

Interpreters

We have assembled and organized our interpreters to deliver superior service quality in a cost-effective manner. As of December 31, 2005, we managed a total of 2,125 interpreters, composed of 214 full-time interpreters, 1,514 agency interpreters and 397 independent contractor interpreters. Full-time interpreters and agency interpreters are typically scheduled and generally handle our high-volume languages; receive extensive, company-designed training; and are supplemented by independent contractors for peak call volumes and for lower-volume languages. The current average tenure of our full-time, agency and independent contractor interpreters is approximately 5, 4 and 3 years, respectively. The majority of our interpreters work from home in the United States, with an increasing number of interpreters located in global interpretation centers.

We employ a rigorous qualification and testing program for our interpreters, with only very highly skilled applicants being selected for hire. A majority of our interpreters have significant interpretation experience, advanced educational degrees and many are native speakers of their target language. We continually train and test all of our employees and agency interpreters in their interpretation skills. In addition, we employ industry experts to develop industry-specific training programs for our employee and agency interpreters, including initial and ongoing specialized training in medical, insurance and finance terminology, as well as police, emergency and 911 procedures. As a result, we believe that our interpreters complete calls more quickly and more accurately than the industry average.

Technical Overview

We and the Predecessor have made significant capital investments in proprietary technology over the past six years to create more efficient processes, provide business continuity and systems redundancy, allow more stability in the systems and make available a scalable technology platform for future expansion.

We have developed a proprietary call routing system that enables us to efficiently handle significantly more call volume than our outsourced OPI competitors. Our proprietary call-handling system, Telephone Interpretation Technology and Networking (“TITAN”), allows us to efficiently handle hundreds of simultaneous calls. This allows us to quickly connect our interpreters to our customers.

We rely upon a fully integrated scheduling program, Prime Time Enterprise (“PTE”), that generates monthly forecasts of volume by language against planned interpreter attendance to produce a schedule for the following month. PTE also captures historical transaction records (e.g., hours worked by interpreter) from the database servers and provides linkage to the payroll system. PTE has been modified by us to incorporate over ten years of historical call volume data in fifteen minute increments and analyze patterns of total call volume, language usage, industry distribution and customer distribution in order to optimize our interpreter occupancy levels. PTE enables us to forecast and optimize interpreter occupancy for twelve months into the future.

Our systems are comprised of multiple Avaya MultiVantage PBXs, Conversant systems and computer-telephony (“CTI”) servers. We also utilize multiple database servers. We maintain multiple systems and servers in order to provide valuable redundancy in the event of an interruption in service.

Sales and Marketing

We have expanded our sales and marketing team professionals who have been trained to serve current customers and target new customer accounts throughout the United States. Our professionals have detailed customer and industry analysis at their disposal. In the United States, we expect that significant revenue opportunities will come from increased penetration of our current customer base (particularly among our national, major and middle-market accounts) and from new accounts within our targeted industry segments. We will also continue pursuing geographical diversification opportunities in the United Kingdom, Canada and Asia. The Company operates as a single segment.

We have deployed sales and marketing resources in the United Kingdom and Canada, and have begun to demonstrate our ability to leverage our United States infrastructure to penetrate these two markets. Similar to our United States strategy, we will penetrate established industry segments by increasing our presence with current customers and acquiring new high-value OPI customers in our target industries. We plan to utilize our cost advantages, industry experience and increase the interpreter pool to provide the best product and competitive pricing in these markets.

Competition

We believe that we are the leading outsourced OPI provider in the U.S. with greater scale, scope, expertise and technical capabilities than our other outsourced OPI competitors.

We believe that our most significant United States competitors include Network Omni (Thousand Oaks, CA), Tele-Interpreters (Glendale, CA), Lionbridge Technologies, Inc. (Waltham, MA) and Pacific Interpreters (Portland, OR). We believe that our largest competitor in the United Kingdom is Lionbridge Technologies, Inc., and we believe that our largest competitor in Canada is CanTalk.

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

Legislation

Several measures have been introduced in Congress aimed at discouraging the transfer of U.S. jobs to foreign countries including a bill that would deny federal contracts to companies with offshore operations and a bill that would require notification of workers when companies plan to outsource and require the Department of Labor to compile statistics on the trend. These legislative proposals are being challenged in state court. It is not clear whether these or similar legislative proposals will eventually become law and what, if any, impact they would have on our business and operations.

Employee and Labor Relations

Full-time employees are classified as those who are remunerated on a salaried or an hourly basis, and receive corporate benefits from us. Agency employees are also paid on an hourly basis, but are employed by a staffing agency and are eligible for benefits from the staffing agency. Independent contractors are defined as those interpreters that are paid by the minute of interpretation and do not receive any corporate benefits or direction from us. Full-time employee and agency employee interpreters are scheduled and generally handle our high-volume languages, receive training and are supplemented by independent contractor interpreters for peak volumes and for lower-volume languages. The majority of our interpreters work from home in the United States, with an increasing number of interpreters located in global interpretation centers. Our employees are non-unionized.

As of December 31, 2005, we employed or contracted for 2,286 workers as follows:

Function	Full-Time Employees	Agency Employees	Independent Contractors	Total
Interpreters	214	1,514	397	2,125
Answer Points	—	1	—	1
Operations	50	5	—	55
Sales & Marketing	49	2	—	51
Customer Care	11	3	—	14
Information Technology	21	—	—	21
Finance	10	—	—	10
Administrative	8	1	—	9

Total	363	1,526	397	2,286

ITEM 1A: RISK FACTORS

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

Our success depends upon continued demand for our services from our customers within the industries we serve. A significant downturn in the insurance, healthcare, financial services or government industries, which together accounted for a majority of our net revenues in 2005, or a trend in any of these industries to reduce or eliminate their use of OPI services may negatively impact our results of operations.

Our continued success depends on our customers’ trend toward outsourcing OPI services.

Our business depends on the continued need for outsourced OPI services as driven by general economic and public policy factors. These trends may not continue, as businesses and organizations may either elect to perform OPI services in-house or discontinue OPI services, both of which would have a negative effect on our revenues. Additionally, Spanish-English interpretation services accounted for the majority of our total OPI billed minutes in 2005. A decision by our customers to conduct an increasing amount of OPI services in-house, especially for the rapidly growing Spanish-speaking community, could have an adverse effect on our business, financial condition and results of operations.

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

We currently conduct operations internationally, and we anticipate that operations outside the United States may represent an increasing portion of our total operations in the future. Although our OPI services constitute generally accepted business practices in the United States, such practices may not be accepted in certain international markets. To the extent there is consumer, business or government resistance to the use of OPI services in international markets we target, our international growth prospects could be affected. In addition, our international operations are subject to numerous inherent challenges and risks, including the difficulties associated with operating in multilingual and multicultural environments, varying and potentially burdensome regulatory requirements, fluctuations in currency exchange rates, political and economic conditions in various jurisdictions, tariffs and other trade barriers, longer accounts receivable collection cycles, barriers to the repatriation of earnings and potentially adverse tax consequences. Moreover, expansion into new geographic regions will require considerable management and financial resources and, as a result, may negatively impact our results of operations.

Our continued success depends on our ability to attract and retain qualified personnel.

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

Our continued success depends on our ability to retain senior management.

Our success is largely dependent upon the efforts, direction, and guidance of our senior management. Our continued growth and success also depends in part on our ability to attract and retain qualified managers and on the ability of our executive officers and key employees to manage our operations successfully. The loss of Dennis Dracup, Chief Executive Officer, or Matthew Gibbs, Chief Financial Officer, or our inability to attract, retain or replace key management personnel in the future could have a material adverse effect on our business.

Our business is highly dependent on the availability of telephone service.

Our business is highly dependent upon telephone service provided by various local and long distance telephone companies. Any significant disruption in telephone service could adversely affect our business. Additionally, limitations on the ability of telephone companies to provide us with increased capacity in the future could adversely affect our growth prospects. Rate increases imposed by these telephone companies would have the effect of increasing our operating expenses. In addition, our operation of global interpretation centers causes us to rely on the availability of telephone service outside the United States. Any significant disruption in telephone service in the countries where we operate global interpretation centers could adversely affect our business.

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

An increasing number of our interpreters are located in global interpretation centers outside of the United States. Although hourly wages for our off-shore interpreters are often above the average wage rate in their respective countries, these off-shore interpreters are paid less than comparable U.S.-based interpreters, and the global interpretation centers have a meaningful cost advantage over our domestic interpretation centers. Several measures have been introduced in Congress aimed at prohibiting, or at least limiting, the transfer of U.S. jobs to foreign countries. It is not clear whether these legislative proposals will eventually become law or what impact they may have on our business.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable

*     *     *

ITEM 2: PROPERTIES

Together with our subsidiaries, we presently operate the following facilities:

Location	Purpose	Sq Ft	Lease/Own	Expiration

Monterey, CA	Headquarters and Interpretation Center	28,020	Leased	December 2010

Skokie, IL	Interpretation Center	23,864	Leased	April 2006

Dominican Republic	Interpretation Center	9,577	Leased	October 2006

Panama (2 leases)	Interpretation Center	10,043/10,398	Leased	November 2006 and June 2006

London, UK	Sales Office	644	Leased	September 2006

Costa Rica (3 leases)	Interpretation Center	11,190/11,119/2,000	Leased	April 2007 and 2008

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

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The selected historical consolidated financial data presented below should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Predecessor’s audited consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. Historical operating results in the following table are not necessarily indicative of the results of operations to be expected in the future.

Selected Consolidated Financial Data

	Predecessor
	Years Ended December 31,			January 1 to June 11, 2004	June 12 to December 31, 2004	Year Ended December 31, 2005

	2001	2002	2003
	(dollars in thousands)
Statement of Operations Data:
Revenues	$125,614	$133,318	$140,641	$64,692	$80,284	$144,878
Costs of services:
Interpreters	40,519	40,911	40,740	18,374	22,359	43,479
Telecommunications	5,864	7,087	6,646	2,882	3,364	5,495
Answer Points	2,938	1,135	542	256	250	301

Total costs of services	49,321	49,133	47,928	21,512	25,973	49,275

Gross margin	76,293	84,185	92,713	43,180	54,311	95,603
Other expenses:
Selling, general and administrative	24,780	20,896	24,221	10,423	12,441	24,635
Interest, net	18,752	20,168	12,025	5,982	25,398	49,832
Merger related expenses	—	—	—	9,848	104	—
Depreciation and amortization	11,986	2,787	3,612	1,735	21,709	39,217

Total other expenses	55,518	43,851	39,858	27,988	59,652	113,684

Income (loss) before taxes on income and accounting change	20,775	40,334	52,855	15,192	(5,341)	(18,081)
Taxes (benefit) on income (loss)	8,397	15,415	20,467	5,968	(1,614)	(8,465)

Income (loss) before accounting change	12,378	24,919	32,388	9,224	(3,727)	(9,616)
Cumulative effect of accounting change, net of tax effect of $(127)	(187)	—	—	—	—	—

Net income (loss)	12,191	24,919	32,388	9,224	(3,727)	(9,616)
Accretion of preferred stock redemption value	(10,900)	—	—	—	—	—

Net income (loss) allocable to common stockholders	$1,291	$24,919	$32,388	$9,224	$(3,727)	$(9,616)

Other Financial Data:
Ratio of earnings to fixed charges (1) (2)	2.10x	2.97x	5.30x	1.97x

Balance Sheet Data at end of period:
Cash and cash equivalents	$2,608	$4,930	$4,571	$11,475	$12,164	$13,991
Total assets	236,412	262,278	263,425	263,566	904,688	869,731
Total debt	208,001	202,727	239,081	224,890	499,644	484,380
Stockholders’ equity (deficit)	5,969	31,161	(6,578)	8,740	222,770	213,420

(1)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes plus fixed charges. Fixed charges consist of interest expense, deferred financing costs written off (included in Merger related expenses) and one-third of operating rental expense which management believes is representative of the interest component of rent expense.
(2)	For the period from June 12, 2004 to December 31, 2004 and for the year ended December 31, 2005 the ratio of earnings to fixed charges was less than one because of net losses.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data,” and the consolidated financial statements and the related notes thereto included elsewhere in this document. This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Risk Factors” and “Forward-Looking Statements” sections of this Annual Report on Form 10-K.

Introduction

We believe we are the leading global provider of OPI services from English into more than 150 different languages, 24 hours a day, seven days a week. Our specially-trained, proprietary base of interpreters perform value-added OPI services which facilitate critical business transactions and delivery of emergency and government services between our customers and LEP speakers throughout the world. In 2005, we helped more than 20 million people communicate across linguistic and cultural barriers by providing OPI services to our customers. We offer our customers a high-quality, cost-effective alternative to staffing in-house multilingual employees or using face-to-face interpretation. Through our OPI services, we improve our customers’ revenue potential, customer service and competitiveness by enhancing their ability to effectively serve the growing population of current and prospective LEP speakers.

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

Critical Accounting Policies and Estimates

Our significant accounting policies summarized in “Note 1—Organization and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Item 8, have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, GAAP requires management to select and apply accounting policies that involve estimates and judgment. The following accounting policies may require a higher degree of judgment or involve amounts that could have a material impact on the consolidated financial statements.

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

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets at least annually or when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Customer relationships, internally developed technology, tradenames and trademarks, and goodwill are our most significant long-lived assets and are tested annually. Impairment is measured by the difference between the carrying amount and the respective fair values, based on the best information available, including market prices or a discounted cash flow analysis. Estimates are made on the useful lives or economic values of assets and could change based on changes in the economy or industry trends.

Derivatives Valuation

We assess the value of our derivative positions on a monthly basis. These derivative positions are exclusively related to interest rate hedges (e.g., SWAPs and CAPs). These are valued as of the last business day of each month based on market rates. Interest expense will be impacted each month by the amount of change in the collective valuation of all hedge positions.

Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing tax credits and temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We then assess the likelihood of additional tax exposure, and to the extent we believe that additional tax exposure may be likely, we must record a liability for such matters. To the extent we increase this liability in a period, we include an expense within the tax provision in our consolidated statement of operations.

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

Historical Performance

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

	Predecessor
	Year Ended December 31, 2003	January 1, 2004 to June 11, 2004	June 12, 2004 to December 31, 2004	Year Ended December 31, 2005
Statement of Operations Data:
Revenues	100.00%	100.00%	100.00%	100.00%
Costs of services:
Interpreters	29.0	28.4	27.9	30.0
Telecommunications	4.7	4.5	4.2	3.8
Answer Points	0.4	0.4	0.3	0.2

Total costs of services	34.1	33.3	32.4	34.0

Gross margin	65.9	66.7	67.6	66.0
Other expenses:
Selling, general and administrative	17.2	16.1	15.5	17.0
Interest, net	8.6	9.2	31.6	34.4
Merger related expenses	—	15.2	0.1	—
Depreciation and amortization	2.5	2.7	27.0	27.1

Total other expenses	28.3	43.2	74.2	78.5

Income (loss) before income taxes	37.6	23.5	(6.6)	(12.5)
Income tax provision (benefit)	14.6	9.2	(2.0)	(5.8)

Net income (loss)	23.0%	14.3%	(4.6)%	(6.7)%

In the discussion of our financial statements for the year ended December 31, 2005 compared to the year ended December 31, 2004, and for the year ended December 31, 2004 compared to the year ended December 31, 2003 in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to financial statements for the year ended December 31, 2004 as “combined” for comparative purposes. Those combined financial results for the year ended December 31, 2004 represent the sum of the financial data for Language Line Holdings, Inc. (Predecessor) for the period January 1, 2004 through June 11, 2004 and the financial data for Language Line Holdings, Inc. for the period from its inception at June 12, 2004 through December 31, 2004. We further refer to the period from our inception at June 12, 2004 through December 31, 2004 as the June 12, 2004 through December 31, 2004 period, because we had no operations in the period from April 14, 2004, our date of incorporation, to June 11, 2004, the closing date of the Merger. These combined financial results are for informational purposes only and do not purport to represent what our financial position would have actually been in such periods had the Merger occurred prior to June 11, 2004. The statement of operations data of the Predecessor is not directly comparable to that for the Company as the financial statements were derived from separate entities with a different accounting basis.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

Revenues for the year ended December 31, 2005 were $144.9 million as compared to $145.0 million for the year ended December 31, 2004, a decrease of $100,000 or 0.1%. The majority of this decrease relates to an 8.7% increase in OPI billed minutes, offset by an 8.0% decline in the average rate per billed minute driven by our pricing strategy. Our pricing strategy is designed to increase revenues by opportunistically reducing average rate per minute pricing in order to stimulate growth in billed minute volume.

For the year ended December 31, 2005, cost of services were $49.3 million as compared to $47.5 million for the year ended December 31, 2004, an increase of $1.8 million or 3.8%. This increase was primarily due to increased interpretation minutes, partially offset by efficiencies gained from continued business process improvements.

Selling, general and administrative expenses for the year ended December 31, 2005 were $24.6 million as compared to $22.9 million for the year ended December 31, 2004, an increase of $1.7 million or 7.4%. This increase was primarily due to the results of an increase in sales initiatives, in addition to increased audit and tax related fees, including Sarbanes-Oxley compliance costs.

Interest expense, net for the year ended December 31, 2005 was $49.8 million as compared to $31.4 million for the year ended December 31, 2004, an increase of $18.4 million or 58.6%. This increase was the result of additional debt outstanding, incurred as part of the Merger, for only part of the prior year but all of the current year.

There were no Merger related expenses for the year ended December 31, 2005 compared to $9.9 million for the year ended December 31, 2004. Of the $9.9 million of Merger related expenses incurred in the year ended December 31, 2004, $9.6 was related to the write-off of the Predecessor’s deferred financing fees.

Depreciation and amortization was $39.2 million for the year ended December 31, 2005 as compared to $23.4 million for the year ended December 31, 2004, an increase of $15.8 million or 67.5%. This increase was principally attributable to the amortization of intangibles, resulting from the Merger, for part of the prior year but all of the current year.

Tax benefit on loss for the year ended December 31, 2005 was $8.5 million as compared to tax expense on income of $4.4 million for the year ended December 31, 2004. This change from an expense to a benefit was driven by additional interest, depreciation and amortization.

As a result of the factors described above, net loss was $9.6 million for the year ended December 31, 2005 as compared to net income of $5.5 million for the year ended December 31, 2004, a decrease of $15.1 million or 274.6%.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

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

For the year ended December 31, 2004, cost of services were $47.5 million as compared to $47.9 million for the year ended December 31, 2003, a decrease of $0.4 million or 1%. This decrease was primarily due to increased interpretation minutes, partially offset by efficiencies gained from continued business process improvements.

Selling, general and administrative expenses for the year ended December 31, 2004 were $22.9 million as compared to $24.2 million for the year ended December 31, 2003, a decrease of $1.3 million or 5.4%. This decrease was primarily the result of a $3.0 million “dividend equivalent” payment to our optionholders related to our July 2003 refinancing, partially offset by additional costs related to the opening of another global interpretation center and from higher audit, tax and financial related consulting fees.

Interest expense, net for the year ended December 31, 2004 was $31.4 million as compared to $12.0 million for the year ended December 31, 2003, an increase of $19.4 million or 161.7%. This increase was the result of the additional debt incurred as part of the Merger.

Merger related expenses were $9.9 million for the year ended December 31, 2004 compared to $0.0 million for the year ended December 31, 2003. Of the $9.9 million of Merger related expenses incurred in the year ended December 31, 2004, $9.6 was related to the write-off of the Predecessor’s deferred financing fees.

Depreciation and amortization was $23.4 million for the year ended December 31, 2004 as compared to $3.6 million for the year ended December 31, 2003, an increase of $19.8 million or 550%. This increase was principally attributable to the amortization of intangibles resulting from the Merger.

Taxes on income for the year ended December 31, 2004 were $4.4 million as compared to $20.5 million for the year ended December 31, 2003, a decrease of $16.1 million or 78.5%. This decrease was driven by additional interest, depreciation, amortization and merger-related expenses.

As a result of the factors described above, net income was $5.5 million for the year ended December 31, 2004 as compared to $32.4 million for the year ended December 31, 2003, a decrease of $26.9 million or 83.0%.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities was $27.0 million for the year ended December 31, 2005 compared to $46.3 million for the year ended December 31, 2004, a decrease of $19.3 million or 41.7%. This decrease was mainly attributable to decreased gross margins in 2005 and an increase in accounts receivable of approximately $2.7 million, an increase in cash interest payments of $9.3 million and an increase in cash tax payments of $4.1 million. Net cash provided by operating activities for the years ended December 31, 2004 and 2003 were $46.3 million and $31.9 million, respectively, an increase of $14.4 million or 45.1%. This increase is mainly attributable to improved gross margins in 2004, a decrease in accounts receivable of approximately $2.0 million, as well as tax benefits of approximately $6.1 million primarily realized from the exercise of stock.

Investing Activities. Net cash used for investing activities was $1.6 million for the year ended December 31, 2005, compared to $718.2 million for the year ended December 31, 2004, a decrease of $716.6 million or 99.8%. This decrease was mainly attributable to the Merger. Net cash used for investing activities for the years ended December 31, 2004 and 2003 were $718.2 million and $2.6 million, respectively, an increase of $715.6 million. This increase was mainly attributable to the Merger.

Financing Activities. Net cash used by financing activities for the year ended December 31, 2005 was $23.6 million, compared to net cash provided of $691.0 million for the year ended December 31, 2004. The decrease of $714.6 million is the result of issuance of common stock and debt borrowing related to the Merger, partially offset by payments related to loan fees and financing costs associated with the Merger. Net cash provided in financing activities was $691.0 million, compared to net cash used of $29.6 million for the years ended December 31, 2004 and 2003, respectively. The increase of $720.6 million is the result of issuance of common stock and debt borrowings related to the Merger, partially offset by debt repayments and payments related to loan fees and financing costs.

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

Debt Service. As of December 31, 2005, we had total indebtedness of $484.4 million and $40.0 million of borrowings available under our revolver credit facility, as defined in our loan agreement.

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

Our senior subordinated notes mature in 2012 and are guaranteed by each of our existing domestic restricted subsidiaries.

Our senior discount notes mature in 2013 and rank senior to all subordinated indebtedness.

Capital Expenditures. We expect to spend approximately $3.0 million in 2006 and approximately $3.0 million in 2007 to fund our capital expenditures as well as normal investments in telecommunications and company equipment. We plan to fund these expenditures through net cash flows from operations.

We believe that the cash generated from operations will be sufficient to meet our debt service, capital expenditures and working capital requirements for the foreseeable future. Subject to restrictions in our senior secured credit facilities and the indentures governing the notes, we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes. In addition, we may require additional financing if our plans materially change in an adverse manner or prove to be materially inaccurate. There can be no assurance that such financing, if permitted under the terms of our debt agreements, will be available on terms acceptable to us or at all.

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of December 31, 2005 (dollars in thousands):

	Years Ending December 31,
	Total	2006	2007	2008	2009	2010	Thereafter
Senior secured credit facilities	$254,134	$17,703	$14,158	$14,158	$14,158	$14,158	$179,799
Senor subordinated notes offered by Language Line, Inc.	165,000	—	—	—	—	—	165,000
Senior discount notes	108,993	—	—	—	—		108,993
Existing subordinated promissory notes	917	917	—	—	—	—	—
Operating leases	11,696	4,056	3,805	2,375	788	672	—
Capital lease	18	18	—	—	—	—	—

Total cash contractual obligations	$540,758	$22,694	$17,963	$16,533	$14,946	$14,830	$453,792

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise, or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method. That transaction cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

SFAS 123R is effective as of the beginning of the first interim or annual period that begins after December 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. Under this method, SFAS 123R is applied to new awards and to new awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. The effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; and the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period. The Company has not yet evaluated the impact of SFAS 123R on its financial position and results of operations. We believe adoption will not result in a material change to the Company’s operations.

As of December 31, 2005 there are 19,404,811 outstanding unvested Language Line Holdings, LLC Class C Shares, which were granted as restricted stock during 2004. The Company terminated all stock option incentive plans on June 11, 2004 and the plans were not replaced. There are no outstanding or exercisable options with respect to any stock option incentive plans with the Company as of December 31, 2005.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations. Primary exposure will include changes in interest rates, as borrowings under our senior secured credit facilities bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin. We will manage our interest rate risk by balancing our amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes do not affect our earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

As of December 31, 2005, we had $274.0 million principal amount of fixed-rate debt and $294.1 million of available floating-rate debt (of which we borrowed $254.1 million). Based on the pro forma amounts outstanding under the revolver credit facility and the term loan, a hypothetical increase of one percentage point would cause an increase to interest expense of approximately $2.5 million on an annual basis on the floating rate debt.

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

Disclosure Controls and Procedures

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

In connection with the Merger, certain loans to the Company’s Chief Executive Officer and Chief Financial Officer were modified to extend their maturities. These modifications were made when LLI was a private company not subject to the Sarbanes-Oxley Act of 2002 (the “Act”). In September, 2004, LLI became subject to the Act and as a result the loans may not have been compliant with the Act. In March 2005, in consultation with legal counsel, the Company implemented procedures to address the compliance matter related to these loans.

As of December 31, 2005, the Company had identified material weaknesses. The first material weakness relates to controls over the calculation and reporting of interest expense and the related financial statement disclosures. This material weakness resulted in certain errors that were identified and corrected prior to the issuance of our consolidated financial statements. Also, as discussed in Note 2 to the consolidated financial statements presented in Item 15, the Company restated its consolidated balance sheet as of December 31, 2004 related to the erroneous classification of long-term debt, which error is deemed to have resulted from a material weakness in the financial controls over the reporting process.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective.

Management has responded to the identification of the material weaknesses and other control deficiencies that gave risk to the restatement by performing additional accounting and financial analysis and managerial review procedures in order to ensure that the financial information contained in our Annual Report on Form 10-K is reliable. Detailed validation work was performed by internal personnel with respect to all our financial close procedures surrounding interest expense and long-term debt in order to verify the financial information and to substantiate the disclosures contained in our Annual Report on Form 10-K.

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our directors and executive officers as of March 31, 2006.

Name	Age	Position
Dennis G. Dracup	52	Chief Executive Officer and Director
Matthew T. Gibbs II	41	Chief Financial Officer and Director
Louis F. Provenzano	46	Executive Vice President of Sales and Marketing
James L. Moore Jr.	60	Chief Information Officer
Jeanne Anderson	57	Vice President of Operations
C.J. Brucato	32	Director
Peggy Koenig	49	Director
Azra Nanji	25	Director

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

Louis F. Provenzano has served as the Company’s Executive Vice President of Sales and Marketing since October 1, 2005. Mr. Provenzano joined us in November 2004 as Senior Vice President of Sales. Prior to joining us and since December 2002, Mr. Provenzano was Vice President of Worldwide Sales and Account Management for Metavante, a subsidiary of M&I Bank. Prior to that and since 1989, Mr. Provenzano held positions of Vice President of Worldwide Sales for Alysis Technologies (acquired by Pitney Bowes) and Senior Vice President of Loan Pricing Corporation (acquired by Reuters) Mr. Provenzano earned a B.A. degree from Boston College.

James L. Moore Jr. joined us in 2000 as Chief Information Officer. Prior to joining us and since 1998, Mr. Moore was the Chief Information Officer of Borland Software Corporation and Director of Information Systems of Softbank Content Services Inc. Mr. Moore earned his M.S. and B.A. in Engineering from California State University Northridge.

Jeanne Anderson joined us in 1990 as Sales Director and has served as Vice President of Operations since 1993. Prior to joining us, Ms. Anderson held a wide variety of customer care management and training positions with AT&T and the former Bell System. Ms. Anderson earned a A.A. degree in Liberal Arts from Cabrillo College.

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

Peggy Koenig became a Director in June 2004. Ms. Koenig is a Managing Partner in ABRY Partners, LLC, which she joined in 1993. From 1988 to 1992, Ms. Koenig was a Vice President, Partner and member of the board of directors of Sillerman Communication Management Corporation, a merchant bank, which made investments principally in the radio industry. From 1986 to 1988, Ms. Koenig was the Director of Finance for Magera Management, an independent motion picture financing company. She is presently a director (or the equivalent) of Commerce Connect Media Holdings, Inc., Fanfare Media Works Holdings, Inc., WideOpenWest Holdings, LLC and Nexstar Broadcasting Group, Inc. Ms. Koenig received her undergraduate degree from Cornell University and an M.B.A. from the Wharton School of the University of Pennsylvania.

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

Code of Business Conduct and Ethics

Our Company has adopted a Code of Business Conduct and Ethics (the “Code”) applicable to our Company’s directors, officers (including the Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions), employees, agents and consultants. Our Code satisfies the requirements of a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules issued by the Securities and Exchange Commission thereunder. Amendments to, or waivers from, a provision of our Code that apply to our Company’s directors or executive officers, including the Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions, may be made only by the Company’s board of directors. Our Company has not amended the Code and has filed the Code as an exhibit to this Annual Report on Form 10-K.

ITEM 11: EXECUTIVE COMPENSATION

Summary of Compensation

The following table sets forth certain compensation earned during the fiscal years ended December 31, 2003, 2004 and 2005, by our Chief Executive Officer and the five most highly-compensated other executive officers of the Company as of December 31, 2005 (collectively, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation (3)		Long-Term Compensation Awards Securities Underlying Grants/Options (4)	All Other Compensation (5)
Dennis G. Dracup Chief Executive Officer	2005 2004 2003	$359,722 327,792 300,000	$161,834 200,000 200,000	$	— 14,530,578 2,912,722	— 11,636,364 —	$	— — 78,500

Matthew T. Gibbs II Chief Financial Officer	2005 2004 2003	$256,943 237,563 222,000	$117,888 148,000 148,000		— — —	— 4,000,000 —		— — —

Louis Provenzano (1) Executive Vice President of Sales and Marketing	2005 2004 2003	$200,000 33,333 —	$120,000 — —		— — —	— 500,000 —		— — —

James L. Moore Jr. Chief Information Officer	2005 2004 2003	$187,066 181,000 181,000	$36,200 66,970 84,000	$	— 247,614 14,564	— 781,149 —		— — —

Jeanne Anderson Vice President of Operations	2005 2004 2003	$149,866 143,201 139,600	$29,000 1,652 66,000	$	— 247,614 14,564	— 781,149 —		— — —

Phil Speciale (2) Director of Indirect Channels	2005 2004 2003	$147,583 144,000 144,000	$28,800 53,280 50,000		— — —	— 781,149 —		— — —

(1)	Mr. Provenzano was appointed Senior Vice President of Sales on November 1, 2004 and thus received no compensation for 2003. The $33,333 earned during the fiscal year ended December 31, 2004 was compensation for his services as Senior Vice President of Sales, for which his then annualized salary was $200,000. Amounts earned during the year ended December 31, 2005 include $150,000 earned as Senior Vice President of Sales, where his annualized salary was $200,000, and $50,000 earned as Executive Vice President of Sales and Marketing, where his annualized salary remained at $200,000.
(2)	Mr. Speciale was appointed Director of Indirect Channels on October 1, 2005. Amounts earned during the year ended December 31, 2005 include salary and bonus of $108,000 and $29,000, respectively, as Vice President of Marketing, where his annualized salary was $144,000, and salary and commissions of $24,583 and $15,000, respectively, earned as Director of Indirect Channels where his annualized salary was $90,000.
(3)	Other Annual Compensation includes (i) for Mr. Dracup, $14,530,578 in 2004 for the dollar value of the difference between the exercise price of $500.62 and the grant price of $137.35 related to the 2004 exercise of his non-qualified option to purchase 40,000 shares of Common Stock; $2,912,722 in 2003 for a “dividend equivalent” paid in the amount of $72.82 per share with respect to his option to purchase 40,000 shares of Common Stock; (ii) for Mr. Moore, $247,614 in the year ended December 31, 2004 for the dollar value of the difference between the exercise price of $500.62 and the grant price of $253.00 related to the 2004 exercise of his non-qualified option to purchase 1,000 shares of Common Stock; $14,564 in the year ended December 31, 2003 for a “dividend equivalent” paid in the amount of $72.82 per share with respect to his 200 non-qualified options to purchase shares of Common Stock; and (iii) for Ms. Anderson, $247,614 in the year ended December 31, 2004 for the dollar value of the difference between the exercise price of $500.62 and the grant price of $253.00 related to the 2004 exercise of her non-qualified option to purchase 1,000 shares of Common Stock; $14,564 in the year ended December 31, 2003 for a “dividend equivalent” paid in the amount of $72.82 per share with respect to her 200 non-qualified options to purchase shares of Common Stock.

(4)	The securities underlying all of the stock grants in 2004 are Language Line Holdings, LLC Class C Shares.
(5)	The $78,500 included under All Other Compensation for Mr. Dracup in 2003 is for reimbursement of moving expenses.

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

The plan was administered by the Board of Directors. A total of 49,075 shares of common stock were available for issuance under the plan. Immediately prior to the consummation of the Merger, options to purchase 45,050 shares of common stock were outstanding under the plan. In connection with the Merger, vesting for all outstanding options was accelerated pursuant to the 2001 Plan, the options were exercised, and the shares were redeemed. The 2001 Plan was terminated and was not replaced. There are no outstanding or exercisable options with respect to any stock incentive plans at December 31, 2005.

Incentive Share Agreements

Messrs. Dracup and Gibbs are each party to incentive share agreements, pursuant to which our ultimate parent, Language Line Holdings, LLC, issued Class C Shares to the executive. The executive’s shares will vest according to a specified schedule. Vesting will accelerate upon a change of control of Language Line Holdings, LLC and upon certain types of sales. Vesting will cease if the executive ceases to be employed by Language Line Holdings, LLC or any of its subsidiaries. If the executive ceases to be employed by Language Line Holdings, LLC or any of its subsidiaries, Language Line Holdings, LLC will have the option to purchase all or any portion of the vested and/or the unvested Class C Shares. The aggregate purchase price for all unvested shares is $1.00, and the purchase price for each vested share will be the fair market value for such share as of the date of executive’s termination. If, however, we terminate the executive’s employment for cause, the aggregate purchase price for all vested shares will be $1.00. Language Line Holdings, LLC’s right to repurchase the executive’s shares will terminate upon a “change of control” (as such term is defined in their incentive share agreement), provided that the executive is employed by Language Line Holdings, LLC or any of its subsidiaries at the time of the “change of control”.

Our Benefit Plans

We maintain a 401(k) retirement plan, under which employees may elect to make tax deferred contributions to a maximum established annually by the IRS. For employees meeting a six-month service requirement, we match 66.67% of the employees’ contributions up to a maximum of 6.0% of the employees’ compensation. Our contributions vest after three years of service. Predecessor contributions were approximately $400,000 and $193,000 for the year ended December 31, 2003 and for the period from January 1, 2004 to June 11, 2004, respectively. Company contributions were approximately $238,000 and $433,000 for the period from June 12, 2004 to December 31, 2004 and for the year ended December 31, 2005, respectively.

We also provide a variety of standard welfare benefits to our employees, such as medical, dental, vision, short-term and long-term disability, and life insurance and accidental death and dismemberment benefits. A flexible spending plan, an employee assistance program and incentive compensation are also provided to employees.

Instead of the benefit programs described above, our employees in the United Kingdom receive the employee benefits set forth in their offer of employment letters, and the employees we lease through leasing companies receive benefits only through the leasing company, not through any of our employee benefit programs.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Our ultimate parent, Language Line Holdings, LLC indirectly owns 100% of our capital stock. The following table sets forth certain information with respect to the beneficial ownership of Language Line Holdings, LLC’s equity interests as of March 1, 2006, by (i) each person or entity who owns of record or beneficially 5% or more of any class of Language Line Holdings, LLC’s voting securities; (ii) each named executive officer and director of Language Line, Inc.; and (iii) all of the directors and named executive officers of Language Line, Inc. as a group. Except as noted below, the address for each of the directors and named executive officers is c/o Language Line, Inc., 1 Lower Ragsdale Drive, Monterey, California 93940.

Name and Address of Beneficial Holder(1)	Number of Voting Equity Interests Beneficially Owned	Percentage of Total Voting Equity Interests Outstanding
Principal Equityholders:
ABRY Partners IV, L.P. (1) (2) (3)	99,648,746	79.7%
ABRY Mezzanine Partners, L.P. (1) (4)	7,790,045	6.2%
Executive Officers and Directors:
Dennis G. Dracup	2,000,000	1.6%
Matthew T. Gibbs II	1,500,000	1.2%
Louis F. Provenzano	—	—
James L. Moore Jr.	650,000	*
Jeanne Anderson	650,000	*
Peggy Koenig (6)	—	—
C.J. Brucato (5)	—	—
Azra Nanji	—	—
All Executive Officers & Directors as a group (8 persons)	4,800,000	3.8%

*	Less than 1%
(1)	“Beneficial ownership” generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.
(2)	Royce Yudkoff exercises voting and investment control of the equity interests held by ABRY Partners IV, L.P. and ABRY Mezzanine Partners, L.P. The address of both is 111 Huntington Avenue, 30th Floor, Boston, MA 02199.
(3)	Royce Yudkoff is the sole member of ABRY Capital Partners, LLC which is the sole general partner of ABRY Capital Partners, L.P. which is the sole general partner of ABRY Partners IV, L.P.
(4)	Royce Yudkoff is the sole member of ABRY Mezzanine Holdings, LLC which is the sole general partner of ABRY Mezzanine Investors, L.P. which is the sole general partner of ABRY Mezzanine Partners, L.P.
(5)	Mr. Brucato is a limited partner of ABRY Capital Partners, L.P., the sole general partner of ABRY Partners IV, L.P., and ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P. and disclaims beneficial ownership of any equity interests held by either entity. Mr. Brucato’s address is c/o ABRY Partners IV, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.
(6)	Ms. Koenig is a limited partner of ABRY Capital Partners, L.P., the sole general partner of ABRY Partners IV, L.P., and ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P. and disclaims beneficial ownership of any equity interests held by either entity. Ms. Koenig’s address is c/o ABRY Partners IV, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

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

Loans

In connection with the Merger, certain loans to the Company’s Chief Executive Officer and Chief Financial Officer were modified to extend their maturities. These modifications were made when LLI was a private company not subject to the Sarbanes-Oxley Act of 2002 (the “Act”). In September 2004, LLI became subject to the Act and as a result the loans may not have been compliant with the Act. In March 2005, in consultation with legal counsel, the Company implemented procedures to address the compliance matter related to these loans.

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

Transactions

On January 19, 2006 our ultimate parent completed its acquisition of the previously unaffiliated U.K. based Language Line, Limited (“Language Line UK”). Language Line UK’s business operations results are independent of the Company. Transactions such as administrative and sales support services between the Company and Language Line UK started on January 20, 2006. The Company believes that the terms and nature of the transactions are no less favorable than those available with unrelated parties.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended December 31, 2004 and December 31, 2005, fees for services provided by Deloitte & Touche LLP, were as follows (in thousands):

	Year Ended December 31,
	2004	2005
Audit Fees	$688	$528
Audit-Related Fees	340	3
Tax Fees	304	384

Total	$1,332	$915

“Audit Fees” consisted of fees billed for services rendered for the audit of our Company’s annual financial statements, review of financial statements included in our Company’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings. “Audit-Related Fees” consisted of fees billed for due diligence procedures in connection with acquisitions, restructuring and consultation regarding financial accounting and reporting matters. “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services.

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

1. Consolidated Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	29
Consolidated Balance Sheets at December 31, 2005 and 2004 (Restated)	30
Consolidated Statements of Operations for the year ended December 31, 2005, for the period from June 12, 2004 to December 31, 2004, for the period from January 1, 2004 to June 11, 2004, and for the year ended December 31, 2003	31
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the year ended December 31, 2005, for the period from June 12, 2004 to December 31, 2004, for the period from January 1, 2004 to June 11, 2004, and for the year ended December 31, 2003	32
Consolidated Statements of Cash Flows for the year ended December 31, 2005, for the period from June 12, 2004 to December 31, 2004, for the period from January 1, 2004 to June 11, 2004, and for the year ended December 31, 2003	33
Notes to Consolidated Financial Statements	34

2. Financial Statement Schedules:

Page
Schedule II – Valuation and Qualifying Accounts	59

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits

3.1	Certification of Incorporation of Language Line Holdings, Inc. (f/k/a Language Line Acquisition, Inc.).*

3.2	By-Laws of Language Line Holdings, Inc. (f/k/a Language Line Acquisition, Inc.).*

4.1	Indenture, dated as of June 11, 2003 among Language Line Holdings, Inc. (f/k/a Language Line Acquisition, Inc.) and The bank of New York.*

4.2	Registration Rights Agreement, dated as of June 11, 2004, by and among Language Line Holdings, Inc. (f/k/a Language Line acquisition, Inc.), MLPFS and each other Initial Purchases set forth on Schedule B. *

4.3	Joinder Agreement, dated June 11, 2003, among Language Line Holdings, Inc., Language Line, LLC, Envok, LLC, On Line Interpreters, Inc., Language Line Services, Inc., Language Line Dominican Republic LLC, Language Line Panama, LLC and Language Line Costa Rica, LLC. *

4.4	First Supplemental Indenture, dated as of June 11, 2003, among Language Line, Inc., Language Line, LLC, Envok, LLC, On Line Interpreters, Inc., Language Line Services, Inc., Language Line Dominican Republic LLC, Language Line Panama, LLC, Language Line Costa Rica, LLC, Language Line Holdings, Inc. and the Bank of New York. *

4.5	Form of Note (included in Exhibit 4.1). *

10.1	Agreement and Plan of Merger, dated April 14, 2004 by and among Language Line Holdings, Inc., Language Line Acquisition, Inc. and Language, Inc. *

10.2	Preferred Securities Purchase Agreement, dated as of June 11, 2004 by and among Language Line Holdings, LLC and the purchasers named in the Purchaser Schedule. *

10.3	Registration Rights Agreement, dated June 11, 2004, by and among Language Line Holdings, LLC and the members and Language Line Holdings, LLC’s members. *

10.4	Executive Employment Agreement, dated June 11, 2004, by and between Language Line, Inc and Dennis Dracup. *

10.5	Executive Employment Agreement, dated June 11, 2004, by and between Language Line, Inc. and Matthew Gibbs. *

10.6	Non-competition, Non-solicitation Agreement, dated June 11, 2004, by and among Language Line Acquisition, Inc, Language Line, Inc. and Dennis Dracup. *

10.7	Non-competition, Non-solicitation Agreement, dated June 11, 2004, by and among Language Line Acquisition, Inc, Language Line, Inc. and Matthew Gibbs. *

10.8	Incentive Securities Agreement, dated June 11, 2004, by and among Language Line Holdings, LLC, Dennis G. Dracup Declaration of Trust and Christine L. Dracup Declaration of Trust. *

10.9	Incentive Securities Agreement, dated June 11, 2004, by and between Language Line Holdings, LLC and Matthew Gibbs. *

10.10	Incentive Units Agreement, dated July 14, 2004, by and between Language Line Holdings, LLC and Jeanne Anderson. *

10.11	Incentive Units Agreement, dated July 14, 2004, by and between Language Line Holdings, LLC and Dennis Bailey. *

10.12	Incentive Units Agreement, dated July 14, 2004, by and between Language Line Holdings, LLC and Phil Speciale. *

10.13	Investor Securities Purchase Agreement, dated June 11, 2004, by and among Language Line Holdings, LLC and the persons listed on Schedule A. *

10.14	Credit Agreement, dated as of June 11, 2004 by and among Language Line, Inc., Language Line Acquisition, Inc., Merrill Lynch & Co. and MLPFS. *

10.15	Security Agreement, dated as of June 11, 2004, by and among Language Line, Inc., Language Line Holdings, Inc., the Subsidiary Guarantors party thereto and Merrill Lynch Capital Corporation. *

10.16	Guarantee, dated June 11, 2004 by and among Language Line Holdings, Inc. in favor of Merrill Lynch Capital Corporation.*

10.17	Trademark Security Agreement, dated as of June 11, 2004 by and among Language Line Inc., each of the Guarantors listed on Schedule II thereto and in favor of Merrill Lynch Capital Corporation. *

10.18	Amended and Restated Promissory Note in the principal amount of $100,000 from Matthew T. Gibbs II and Kathy Gibbs in favor of Language Line, Inc., dated June 11, 2004. *

10.19	Amended and Restated Promissory Note in the principal amount of $995,000 from Dennis G. Dracup in favor of Language Line, Inc., dated June 11, 2004. *

10.20	Amendment to the Deed of Trust and Assignment of Rents, dated June 11, 2004, by and between Dennis G. Dracup and Christine L. Dracup as “Trustor,” in favor of Old Republic Title Company as trustee in trust for Language Line, Inc. *

10.21	Amended and Restated Unit Pledge Agreement, dated June 1, 2004 by and between Language Line, Inc., Matthew T. Gibbs, II and Kathy Gibbs. *

10.22	Intercompany Services Agreement, dated January 19, 2006 between Language Line, LLC and Language Line Ltd. **

12.1	Statement regarding computation of ratio of earnings to fixed charges. **

14.1	Code of Business Conduct and Ethics. ***

21.1	Subsidiaries of Language Line Holdings, Inc. *

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-118754).
**	Filed herewith.
***	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Language Line Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Language Line Holdings, Inc. and subsidiaries (“LLHI”) as of December 31, 2004 and 2005, and the related consolidated statements of operations, of stockholder’s equity and comprehensive income, and of cash flows of its predecessor company also named Language Line Holdings, Inc. and subsidiaries (collectively, the “Predecessor”) for the year ended December 31, 2003 and the period from January 1, 2004 through June 11, 2004 (date of disposition) and the consolidated statements of operations, of stockholders’ equity and comprehensive loss, and of cash flows of LLHI for the period from June 12, 2004 through December 31, 2004 and the year ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LLHI as of December 31, 2004 and 2005, and the results of the Predecessor’s operations and its cash flows for the year ended December 31, 2003 and the period from January 1, 2004 through June 11, 2004 and the results of operations and cash flows of LLHI for the period from June 12, 2004 through December 31, 2004 and the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the accompanying consolidated balance sheet as of December 31, 2004 has been restated.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

April 11, 2006

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	December 31,
	2004	2005
	As Restated (1)
Assets
Current assets:
Cash and cash equivalents	$12,164	$13,991
Accounts receivable - net of allowance for doubtful accounts of $474 in 2004 and $738 in 2005	19,626	22,329
Prepaid expenses and other current assets	1,656	2,681
Deferred taxes on income	408	621

Total current assets	33,854	39,622

Property and equipment, net	5,897	4,991
Goodwill	408,793	408,793
Intangible assets - net of accumulated amortization of $20,307 in 2004 and $57,044 in 2005	439,793	403,056
Deferred financing costs - net of accumulated amortization of $1,176 in 2004 and $3,312 in 2005	15,018	13,173
Officer notes receivable (Note 10)	906	—
Other assets	427	96

Total assets	$904,688	$869,731

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$462	$1,208
Accrued interest	1,276	4,848
Accrued payroll and related benefits	1,740	817
Accrued cost of interpreters	1,331	1,288
Other accrued liabilities	1,682	1,786
Income taxes payable	2,451	2,341
Current portion of long-term debt	24,305	18,638

Total current liabilities	33,247	30,926

Long-term debt	255,070	236,431
Senior subordinated notes	160,948	161,315
Senior discount notes	59,321	67,996
Deferred taxes on income	173,332	159,643

Total liabilities	681,918	656,311

Stockholders’ equity
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	228,158	228,015
Accumulated deficit	(3,727)	(13,343)
Deferred stock compensation	(1,661)	(1,252)

Total stockholders’ equity	222,770	213,420

Total liabilities and stockholders’ equity	$904,688	$869,731

(1)	See Note 2 to the accompanying Consolidated Financial Statements.

See notes to consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Consolidated Statements of Operations

(In thousands)

	Predecessor
	Year Ended December 31, 2003	January 1, 2004 to June 11, 2004	June 12, 2004 to December 31, 2004	Year Ended December 31, 2005
Revenues	$140,641	$64,692	$80,284	$144,878
Costs of services:
Interpreters	40,740	18,374	22,359	43,479
Telecommunications	6,646	2,882	3,364	5,495
Answer Points	542	256	250	301

Total costs of services	47,928	21,512	25,973	49,275

Gross margin	92,713	43,180	54,311	95,603

Other expenses:
Selling, general and administrative	24,221	10,423	12,441	24,635
Interest, net	12,025	5,982	25,398	49,832
Merger related expenses	—	9,848	104	—
Depreciation and amortization	3,612	1,735	21,709	39,217

Total other expenses	39,858	27,988	59,652	113,684

Income (loss) before income taxes	52,855	15,192	(5,341)	(18,081)
Income tax provision (benefit)	20,467	5,968	(1,614)	(8,465)

Net income (loss)	$32,388	$9,224	$(3,727)	$(9,616)

See notes to consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

(In thousands except share amounts)

	Common Stock						Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
BALANCES, January 1, 2003	983,200	$1	$6,414	$24,906	$—	$40	20,900	$(200)	$31,161
Distribution to stockholders	—	—	—	(70,035)	—	—	—	—	(70,035)
Purchase of treasury stock	—	—	—	—	—	—	550	(52)	(52)
Derivative contracts reclassification adjustment included in net income	—	—	—	—	—	(40)	—	—	(40)	$(40)
Net income	—	—	—	32,388	—	—	—	—	32,388	32,388

Comprehensive income	—	—	—	—	—	—	—	—	—	$32,348

BALANCES, December 31, 2003	983,200	1	6,414	(12,741)	—	—	21,450	(252)	(6,578)

Tax benefit from stock options exercised	—	—	6,094	—	—	—	—	—	6,094
Net income thru June 11, 2004	—	—	—	9,224	—	—	—	—	9,224	$9,224

PREDECESSOR ENDING BALANCES, June 11, 2004	983,200	1	12,508	(3,517)	—	—	21,450	(252)	8,740

Beginning balance, June 12, 2004	—	—	—	—	—	—	—	—	—
Issuance of common stock	1,000	—	226,289	—	—	—	—	—	226,289
Issuance of grant of parent’s class C common shares to employees	—	—	1,869	—	(1,869)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	208	—	—	—	208
Net loss from June 12, 2004 to December 31, 2004	—	—	—	(3,727)	—	—	—	—	(3,727)	$(3,727)

BALANCES, December 31, 2004	1,000	—	228,158	(3,727)	(1,661)	—	—	—	$222,770

Dividend distribution to Parent	—	—	(1,095)	—	—	—	—	—	(1,095)
Capital contribution from Parent	—	—	995	—	—	—	—	—	995
Repurchase of class C common shares from employee	—	—	(43)	—	43	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	366	—	—	—	366
Net loss	—	—	—	(9,616)	—	—	—	—	(9,616)	$(9,616)

BALANCES, December 31, 2005	1,000	$—	$228,015	$(13,343)	$(1,252)	$—	—	$—	$213,420

See notes to consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Consolidated Statements of Cash Flows

(In thousands)

	Predecessor
	Year Ended December 31, 2003	January 1, 2004 to June 11, 2004	June 12, 2004 to December 31, 2004	Year Ended December 31, 2005
Cash flows from operating activities:
Net income (loss)	$32,388	$9,224	$(3,727)	$(9,616)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,612	1,735	21,709	39,217
Amortization of deferred financing costs	2,518	1,225	1,176	2,136
Deferred taxes on income	6,120	1,300	(6,213)	(13,902)
Stock based compensation expense	—	—	208	366
Tax benefit from stock options exercised	—	6,094	—	—
Loss on disposal of property	119	19	—	9
Loss (gain) from derivative instruments	(3,611)	(1,886)	35	4
Write-off of deferred financing costs	—	9,555	—	—
Accretion of discount on long-term debt	—	—	4,509	9,043
Effect of changes in operating assets and liabilities:
Accounts receivable	(1,354)	335	1,640	(2,703)
Prepaid expenses and other current assets	(669)	(150)	390	(1,025)
Other assets	(16)	(25)	(86)	137
Accounts payable	(520)	(450)	254	746
Income taxes payable/refundable	620	(5,495)	7,204	(110)
Accrued liabilities	(7,343)	(1,457)	(863)	2,710

Net cash provided by operating activities	31,864	20,024	26,236	27,012

Cash flows from investing activities:
Purchases of property	(2,857)	(860)	(1,160)	(1,584)
Acquisition of Predecessor, net of cash acquired	—	—	(716,224)	—
Notes receivable collections	—	—	39	—
Proceeds from sale of property	283	—	—	—

Net cash used in investing activities	(2,574)	(860)	(717,345)	(1,584)

Cash flows from financing activities:
Long-term debt borrowings	102,000	—	507,500	—
Long-term debt repayments	(57,444)	(12,260)	(14,286)	(24,305)
Loan fees and other financing costs	(3,761)	—	(16,192)	(291)
Distribution to stockholders	(70,035)	—	—	—
Purchase of derivative instruments	(357)	—	(38)	—
Proceeds from issurance of common stock	—	—	226,289	—
Capital contribution from Parent	—	—	—	995
Purchase of treasury stock	(52)	—	—	—

Net cash provided by (used in) financing activities	(29,649)	(12,260)	703,273	(23,601)

Net increase (decrease) in cash and cash equivalents	(359)	6,904	12,164	1,827
Cash and cash equivalents - beginning of period	4,930	4,571	—	12,164

Cash and cash equivalents - end of period	$4,571	$11,475	$12,164	$13,991

Additional cash flow information:
Cash paid for interest	$13,426	$7,177	$18,825	$35,343

Cash paid (refunded) for income taxes	$13,728	$4,069	$(2,615)	$5,549

Non-cash dividend distribution	$—	$—	$—	$1,095

See notes to consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization—Language Line Holdings, Inc. (the “Predecessor”) was a Delaware corporation formed in December 1999 as a holding company for Language Line, LLC (“LLC”) and its subsidiaries. LLC was incorporated during February 1999 as a Delaware limited liability company. The Predecessor was acquired on June 11, 2004 by Language Line, Inc. (“LLI”) in a transaction accounted for under the purchase method of accounting (the “Merger”) (See Note 3.). LLI, a wholly-owned subsidiary of Language Line Acquisition, Inc., is a Delaware corporation formed in April 2004. LLI had no significant operations prior to the acquisition of Predecessor. Language Line Acquisition, Inc. is a Delaware corporation formed in April 2004 and also had no significant operations prior to LLI’s acquisition of Predecessor. Subsequent to the Merger, Language Line Acquisition, Inc., an indirect wholly-owned subsidiary of Language Line Holdings, LLC, was renamed Language Line Holdings, Inc. (“LLHI”, the “Registrant”, or the “Company”).

The Company provides over-the-phone interpretation services, from English into over 150 different languages, 24 hours a day, seven days a week. Such services are provided mainly to the non-English speaking business population in the U.S. and Canada covering various industries such as insurance, healthcare, financial, utilities and government, providing a cost effective alternative to staffing in-house multilingual capabilities or using face-to-face interpretation.

Principles of Consolidation—The consolidated financial statements include the accounts of the Predecessor, LLC and LLC’s wholly-owned subsidiaries for the year ended December 31, 2003 and for the period from January 1, 2004 to June 11, 2004, and the accounts of LLHI, LLI, LLC and LLC’s wholly-owned subsidiaries for the period from June 12, 2004 to December 31, 2004, and for the year ended December 31, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year—The Company’s fiscal year end is December 31.

Cash equivalents—Cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased.

Concentration of Credit Risk—Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During fiscal 2005, 2004 and 2003, no customer represented more than 10% of revenues or accounts receivable. Accounts receivable are generally unsecured.

Property and equipment — The useful life for property and equipment is within the following range:

Useful Lives
Equipment	1-5 years
Software	1-3 years
Furniture and fixtures	1-5 years
Leasehold improvements	The shorter of useful life or initial term of lease

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Long Lived Assets—The Company follows, and the Predecessor followed Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company has assessed the recoverability of long-lived assets, including intangible assets other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows according to the guidance of SFAS No. 144. The Company assesses whether it will recognize the future benefit of long-lived assets including intangibles in accordance with the provisions of SFAS No. 144. For assets to be held and used, including acquired intangibles, the Company initiates its review annually or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur.

Goodwill and Other Intangible Assets—The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill resulting from a business combination be tested for impairment annually at the reporting unit level.

The Company tests the impairment of its goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The Company and the Predecessor completed the annual tests of impairment for goodwill as of December 31, 2005, 2004 and 2003, respectively. These tests resulted in no impairment being recognized.

Deferred financing costs are amortized using the straight-line method over the terms of the related debt agreements and the corresponding amortization expense is included in interest expense on the accompanying consolidated statements of operations. In connection with the Merger on June 11, 2004, the Predecessor expensed its outstanding deferred financing costs of $9.6 million and presented the amount as Merger related expenses in the accompanying consolidated statements of operations for the period from January 1, 2004 through June 11, 2004.

Reclassification—The accrued interest cost as of December 31, 2004 was reclassified from other accrued liabilities to conform to the 2005 presentation.

Revenues—We recognize revenue when all of the following four revenue recognition criteria have been met:

•	Persuasive evidence of an arrangement exists,

•	The service has been rendered

•	The price is fixed or determinable

•	Collection is reasonably assured.

Revenue from interpretation services are recognized as interpretation services are performed based on actual time that is tracked for each call.

Foreign Currency—The functional currency of the foreign subsidiaries is the U.S. Dollar. Transaction and remeasurement gains and losses were not significant for the periods presented. The Predecessor and Company also perform services for Canadian and United Kingdom customers which are billed in local currencies. Transaction gains and losses are reported in the statement of operations as they are incurred. During 2003, 2004 and 2005 such gains and losses were not significant.

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

	Predecessor
	Year Ended December 31, 2003	January 1, 2004 to June 11, 2004	June 12, 2004 to December 31, 2004	Year Ended December 31, 2005
Net income (loss), as reported	$32,388	$9,224	$(3,727)	$(9,616)
Add total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	127	237
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28)	(101)	(127)	(237)

Pro forma net income (loss)	$32,360	$9,123	$(3,727)	$(9,616)

Fair Value of Financial Instruments—The carrying amount for cash, accounts receivable, accounts payable and employee notes receivable approximated fair value at December 31, 2004 and 2005. The fair value of debt instruments is disclosed in Note 5. The fair value of the derivative financial instruments is based on dealer quotes, considering current interest rates, and represents the estimated receipts or payments that would be made to terminate the agreements.

Derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. The Company’s derivative contracts consist of cap agreements that it has entered into in order to manage its exposure to interest rate movements. The Predecessor’s interest rate swaps and caps convert a portion of its variable rate debt to a fixed rate of interest. No derivative contracts have been designated as hedging and, as a result, changes in the fair value of the contracts during a period are recognized immediately in earnings as a component of interest expense.

The value of the derivative contracts liability (asset) and the changes in value are as follows (in thousands):

	Predecessor
	Year Ended December 31, 2003	January 1, 2004 to June 11, 2004	June 12, 2004 to December 31, 2004	Year Ended December 31, 2005
Beginning balance - derivative contracts liability (asset) - net	$6,951	$3,023	$—	$(4)
Purchase of interest rate cap contracts	(357)	—	(38)	—
Increase (decrease) in fair value of net liabilities (assets) during the period	(3,571)	(1,886)	34	4

Ending balance - derivative contracts liability (asset) - net	$3,023	$1,137	$(4)	$—

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Such management estimates include the allowance for doubtful accounts receivables, the useful life of goodwill and certain other accrued liabilities. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method. That transaction cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; and the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period.

SFAS 123R is effective as of the beginning of the first interim or annual period that begins after December 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. The Company has not yet evaluated the impact of SFAS 123R on its financial position and results of operations. The Company believes adoption will not result in a material change to the Company’s operations.

As of December 31, 2005 there are 19,404,811 outstanding unvested Class C Shares, which were granted as restricted stock during 2004. The Company terminated all stock option incentive plans on June 11, 2004 and the plans were not replaced. There are no outstanding or exercisable options with respect to any stock option incentive plans with the Company as of December 31, 2005.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

2. Restatement

Classification of long-term debt

Subsequent to the issuance of the Company’s 2004 consolidated financial statements, management determined that $11.4 million of long-term debt as of December 31, 2004 should have been classified as current. Per the terms of the Senior Secured Credit Facility, the Company was required to make an additional $11.8 million principal payment in March 2005 due to deemed excess cash flow based on its financial results for the year ended December 31, 2004. The accelerated principal payment caused a slight decrease in the total principal payment that would have otherwise been required to be paid during the year. As a result, the accompanying consolidated balance sheet as of December 31, 2004 has been restated to reflect the $11.4 million principal payment as a current liability.

A summary of the significant effects of the restatement is as follows:

In thousands

	As Previously Reported	As Restated
Current portion of long-term debt	$12,947	$24,305
Total current liabilities	$21,889	$33,247
Long-term debt	$266,428	$255,070

Other

In addition, the Company has corrected the disclosure of the components of its deferred income tax liability as of December 31, 2004 as follows:

In thousands

	As Previously Reported	As Restated
Deferred tax liability attributable to depreciation and amortization	$(3,630)	$(299)
Deferred tax liability attributable to acquired intangibles	$(180,315)	$(183,646)

3. Business Combinations, Goodwill and Intangible Assets

Business Combinations – On June 11, 2004, LLI, an indirect subsidiary of ABRY Partners (“ABRY”) acquired the Predecessor by LLI’s merger with and into the Predecessor (the “Merger”). ABRY acquired the Predecessor with the intent of continuing to grow the business and to earn an above average return on its investment. The aggregate purchase price was $718.1 million. The merger agreement contains customary representations and warranties and covenants. At closing, $30.0 million of the Merger consideration was deposited into an escrow account on behalf of the stockholders and optionholders of the Predecessor to secure their potential indemnity obligations to the Company and payment of any post-closing adjustment to the Merger consideration to the Company. As of March 31, 2006 all but $1.5 million of the $30.0 million has been released from escrow.

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

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

The $408.8 million of goodwill is not deductible for income tax purposes.

Goodwill and Intangible Assets – As of December 31, 2004 and 2005, the Company’s acquired intangible assets are being amortized on a straight-line basis as follows (dollars in thousands):

	December 31, 2004				December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amorization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amorization Period
				(years)				(years)
Customer relationships	$401,400	$11,094	$390,306	20	$401,400	$31,164	$370,236	20
Trademark and tradename	34,500	3,814	30,686	5	34,500	10,714	23,786	5
Internally developed software	14,000	2,580	11,420	3	14,000	7,247	6,753	3
Covenants-not-to-compete	10,200	2,819	7,381	2	10,200	7,919	2,281	2

	$460,100	$20,307	$439,793	18	$460,100	$57,044	$403,056	18

The expected future amortization of the acquired intangible assets at December 31, 2005 is as follows (in thousands):

Year Ending December 31
2006	$33,918
2007	29,057
2008	26,970
2009	23,156
2010	20,070
Thereafter	269,885

Total	$403,056

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Pro Forma Financial Information – We derived the unaudited pro forma consolidated financial data set forth below by the application of pro forma adjustments to the Company’s and Predecessor’s historical consolidated financial statements.

The following unaudited pro forma information for the years ended December 31, 2003 and 2004, respectively, give effect to the Merger and financing as if they had occurred on January 1, 2003 (in thousands):

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

4. Property and equipment

Property and equipment consists of the following (in thousands):

	December 31, 2004	December 31, 2005
Equipment	$5,089	$5,245
Software	690	924
Leasehold improvements	1,027	1,199
Furniture and fixtures	569	556

Total	7,375	7,924
Accumulated depreciation and amortization	(1,478)	(2,933)

Property - net	$5,897	$4,991

Depreciation and amortization of property and equipment for the year ended December 31, 2003, for the period from January 1, 2004 to June 11, 2004, for the period from June 12, 2004 to December 31, 2004, and for the year ended December 31, 2005 was $2,182,000, $1,116,000, $1,381,000 and $2,480,000, respectively.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

5. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2004	December 31, 2005
Current portion of long-term debt:
Term loan	$23,366	$17,703
Notes payable to others	876	917
Capital lease obligations	63	18

	24,305	18,638

Long-term debt (non-current):
Term loan	254,135	236,431
Notes payable to others	917	—
Capital lease obligations	18	—

	255,070	236,431

Senior subordinated notes	160,948	161,315
Senior discount notes	59,321	67,996

Total debt	$499,644	$484,380

As of December 31, 2004 the Company had a $40.0 million reducing revolver credit facility and a $277.5 million term loan under a bank loan agreement dated June 11, 2004 (the “2004 Loans”). The reducing revolver credit facility is due June 11, 2010 and the term loan is due June 10, 2011. Under the terms of the loan agreement, the Company may elect either a variable rate of interest (equal to the lender’s “base rate” plus an applicable margin) or an interest rate fixed for a specified period of one, two, three or six months (equal to LIBOR plus an applicable margin) for the revolver and one, two, or three months for the term loan. The applicable margins used to calculate these interest rates are determined based on the Company’s ratio of total debt less excess cash to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the loan agreements.

At December 31, 2005 the maximum amount available under the revolving credit facility was $40.0 million and no balance is outstanding. This amount is available for the entire term per the loan agreement. At December 31, 2005 the 2004 Loans consisted of a $254.1 million term loan. The term loan is automatically and permanently reduced at the end of each calendar quarter based on a predetermined schedule. In addition to such predetermined reductions, the maximum amount available under the loan agreement will be permanently reduced by (1) beginning June 11, 2004, a portion of an annual “excess cash flow” amount, as defined in the loan agreement, (2) a portion of net proceeds from the Company’s issuance of equity securities, as defined, (3) a portion of net proceeds from the Company’s disposition of assets, as defined, and (4) by voluntary reductions requested at the option of the Company. The Company’s average interest rate for the term loan was 6.016% and 7.50% for 2004 and 2005, respectively. At December 31, 2005, the interest rate in effect was 8.45% through January 25, 2006 for the term loan. The fair value of the term loan approximates carrying value because of the nature of the variable rate of interest.

On November 5, 2005, the Company entered into an amendment to the 2004 Loans, pursuant to which both the total leverage and the senior leverage covenants were increased by 0.25% to provide additional leverage availability, beginning with the period ended December 31, 2005 and ending with the period ended December 31, 2006.

On June 11, 2004 LLI issued $165 million of 11 1/8% Senior Subordinated Notes (the “Notes”) for net proceeds of $160.8 million. Interest is payable on June 15 and December 15 of each year. The Notes will mature on June 15, 2012. LLI may redeem some or all of the notes at any time on or after June 15, 2008 at the redemption prices set forth. In addition, before June 15, 2007, LLI may redeem up to 35% of the notes with the net proceeds of one or more equity offerings. The notes are unsecured and are subordinated to all existing and future senior indebtedness. Each of LLI’s domestic subsidiaries guarantee the notes on a senior subordinated basis.

Based on quoted market prices and/or the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of the Notes is approximately $151.8 million as of December 31, 2005.

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

Based on quoted market prices and/or the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of the $109.0 million of 14 1/8% senior discount notes is approximately $52.7 million as of December 31, 2005.

The indentures governing both the Senior Discount Notes and the Senior Subordinated Notes contain covenants limiting, among other things, the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, make restricted payments, make investments, create certain liens, sell assets, restrict payments by the Company’s subsidiaries, guarantee indebtedness, enter into transactions with affiliates, and merge or consolidate or transfer and sell assets. These covenants are subject to important exceptions and qualifications as contained in the indenture. As of December 31, 2005, the Company was in compliance with all covenants as set forth in the indentures.

As of December 31, 2005, principal payments, excluding capital lease obligations (see Note 9), are due approximately as follows (in thousands):

Year Ending December 31,	Revolving Credit Facility	Notes Payable to Other	Term Loans	Senior Subordinated Notes	Senior Discount Notes	Total
2006	$—	$917	$17,703	$—	$—	$18,620
2007	—	—	14,158	—	—	14,158
2008	—	—	14,158	—	—	14,158
2009	—	—	14,158	—	—	14,158
2010	—	—	14,158	—	—	14,158
Thereafter	—	—	179,799	165,000	108,993	453,792

Total	$—	$917	$254,134	$165,000	$108,993	$529,044

6. Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Predecessor
	Year Ended December 31, 2003	January 1, 2004 to June 11, 2004	June 12, 2004 to December 31, 2004	Year Ended December 31, 2005
Current:
Federal	$12,176	$3,816	$3,904	$4,236
State	2,171	852	695	1,202

Total current	14,347	4,668	4,599	5,438

Deferred:
Federal	5,165	1,123	(5,269)	(8,006)
State	955	177	(944)	(5,897)

Total deferred	6,120	1,300	(6,213)	(13,903)

Total	$20,467	$5,968	$(1,614)	$(8,465)

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

The amount of income tax recorded differs from the amount using the statutory federal income tax rate (35%) for the following reasons (in thousands):

	Predecessor
	Year Ended December 31, 2003	January 1, 2004 to June 11, 2004	June 12, 2004 to December 31, 2004	Year Ended December 31, 2005
Federal statutory tax expense (benefit)	$18,499	$5,317	$(1,783)	$(6,328)
State tax expense (benefit)	2,061	669	(162)	(2,985)
Nondeductible expense	21	9	446	1,021
Other	(114)	(27)	(115)	(173)

Total	$20,467	$5,968	$(1,614)	$(8,465)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (in thousands):

	December 31, 2004	December 31, 2005
Deferred tax assets (liabilities):
Allowance for uncollectible accounts receivable	$194	$295
State income taxes	9,614	7,517
Depreciation and amortization	(299)	(270)
Acquired intangibles	(183,646)	(170,366)
Other	1,213	3,802

Net deferred tax liability	$(172,924)	$(159,022)

Undistributed earnings of the Company’s foreign subsidiaries of approximately $1.7 million at December 31, 2005, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was enacted which, among other provisions, includes a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. The Company does not intend to repatriate foreign earnings under the Act. It is not anticipated that the other provisions of the Act will have a material impact on the Company’s effective tax rate.

The Company is subject to ongoing audits from various taxing authorities in the jurisdictions in which it does business and believes it has adequately provided for income tax issues not yet resolved. As of December 31, 2005, approximately $2.3 million had been accrued to provide for such matters. Based on a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its future results of operations or financial condition.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

7. Retirement Plans

The Predecessor had and the Company has a 401(k) retirement plan under which employees may elect to make tax deferred contributions, to a maximum established annually by the IRS. For employees meeting a six-month service requirement, the Company matches 66.7% of the employees’ contributions up to a maximum of 6% of the employees’ compensation. Contributions vest after three years of service. Predecessor contributions were approximately $400,000 and $193,000 for the year ended December 31, 2003 and for the period from January 1, 2004 to June 11, 2004, respectively. Company contributions were approximately $238,000 and $433,000 for the period from June 12, 2004 to December 31, 2004 and for the year ended December 31, 2005, respectively.

8. Stock-Based Awards

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

Through December 31, 2001, 66,600 options were granted, of which 66,450 options were exercised at $1.00 per share and weighted average fair value of $0.21, 150 options were forfeited, and 15,675 shares of common stock of the exercised options were repurchased. In May 2002, the Company issued 1,750 shares of its common stock under the 2000 Plan in connection with the acquisition of OnLine (see Note 3). During 2002 and 2003, 550 shares and 5,225 shares, respectively, were repurchased.

There were no outstanding and unexercised options from the 2000 Plan as of December 31, 2003. A total of 46,750 shares (representing approximately 4.7% of the Predecessor’s outstanding common shares) from exercise of options under the 2000 Plan were outstanding and 35,210 shares were vested as of December 31, 2003.

In connection with the Merger, all outstanding shares were redeemed. The 2000 Plan was terminated and was not replaced. There were no outstanding or exercisable options with respect to this plan as of December 31, 2004 and December 31, 2005.

The 2001 Stock Incentive Plan

On December 13, 2001, the Predecessor adopted its 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan provided for grants of stock options to certain employees, officers, directors, consultants and other individuals chosen by the Compensation Committee, in its sole discretion. The purpose of the 2001 Plan was to provide key employees and certain other persons who rendered services to the Predecessor or any of its subsidiaries with opportunities to participate in the ownership of the Predecessor and its future growth.

The 2001 Plan was administered by the Board of Directors. A total of 49,075 shares of common stock were available for issuance under the 2001 Plan. Immediately prior to the consummation of the Merger, options to purchase 45,050 shares of common stock were outstanding under the 2001 Plan. In connection with the Merger, vesting for all outstanding options was accelerated pursuant to the 2001 Plan, the options were exercised, and the shares were redeemed. The 2001 Plan was terminated and was not replaced. There are no outstanding or exercisable options with respect to any stock incentive plans at December 31, 2005.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

The following table summarizes Predecessor stock option activity since January 1, 2003:

	Shares	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2003 and December 31, 2003 (8,000 options with a weighted exercise price of $137.35 and 17,110 options with a weighted exercise price of $144.85 vested and exercisable as of January 1, 2003 and December 31, 2003, respectively)	45,550	$151.44
Options cancelled	(500)	253.00
Options exercised (June 11, 2004)	(45,050)	150.31

Options outstanding, June 11, 2004	—	$—

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

As discussed in Note 1, stock-based awards have been accounted for using the intrinsic value method in accordance with APB No. 25 and its related interpretations. No stock compensation expense was recorded in 2003 related to stock-based awards.

In 2004, the Company recorded deferred stock compensation of $1,869,000, representing the fair value of 20,029,811 Class C Shares of Language Line Holdings, LLC, the Company’s ultimate parent, at the date of the grant and an amortization of deferred stock compensation expense for the period from June 12, 2004 to December 31, 2004 of $208,000. The Company recorded amortization of deferred stock compensation expense of $ 366,000 for the year ended December 31, 2005. The Class C shares will vest according to a specified schedule and will be expensed to compensation over the vesting period of five years. Vesting will accelerate upon a change of control of Language Line Holdings, LLC and upon certain types of sales. Vesting will cease if the individual ceases to be employed by Language Line Holdings, LLC or any of its subsidiaries. If the individual ceases to be employed by Language Line Holdings, LLC or any of its subsidiaries, Language Line Holdings, LLC will have the option to purchase all or any portion of the vested and/or the unvested Class C Shares. The aggregate purchase price for all unvested shares will be $1.00, and the purchase price for each vested share will be the fair market value for such share as of the date of individual’s termination. If, however, the Company terminates the individual’s employment for cause, the aggregate purchase price of all vested shares will be $1.00. Language Line Holdings, LLC’s right to repurchase the individual’s shares will terminate upon a “change of control” (as such term is defined in their incentive share agreement), provided that the individual is employed by Language Line Holdings, LLC or any of its subsidiaries at the time of the “change of control.”

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

9. Lease Commitments

The Predecessor leased and the Company leases computer equipment under a capitalized lease that was assumed in connection with the acquisition of Online. The Company leases its operating facilities in the following locations:

Location	Expiration	Option to Extend
Monterey, California	December 2010	None
Skokie, Illinois	April 2006	None
Dominican Republic	October 2006	One period of three years
Panama (2 leases)	November 2006 and June 2006	None/Two periods of two years
London, UK	September 2006	None
Costa Rica (3 leases)	April 2007 & 2008	None

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Total expense under the operating leases was approximately $784,000 in 2003, $897,000 in 2004 and $1,048,000 in 2005. Future minimum annual lease payments at December 31, 2005 are as follows (in thousands):

Year Ending December 31	Operating Leases	Capital Lease Obligation
2006	$4,056	$18
2007	3,805	—
2008	2,375	—
2009	788	—
2010	672	—
Thereafter	—	—

Total	$11,696	18

Less amount representing interest		—

Present value of capital lease obligations		18
Current portion		(18)

Long-term portion		$—

10. Related Party Transactions

In 2003, the Predecessor made a distribution of $70 million to its common stockholders.

The Predecessor paid the principal shareholder of the Company management fees totaling $400,000 for the year ended December 31, 2003, as well as $179,000 for the period from January 1, 2004 to June 11, 2004. The Predecessor also recorded interest expense of $1.5 million related to the notes payable to stockholders for the year ended December 31, 2003.

In 2001, the Predecessor loaned $995,000 to an officer in exchange for a note receivable (“Note A”). Note A was secured by the officer’s primary residence. In 2002, the Predecessor loaned $100,000 to another officer in exchange for a note receivable (“Note B”). Note B is secured by Language Line Holdings, LLC common stock. In connection with the Merger,

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

which occurred on June 11, 2004, both of these loans were modified to extend their maturities. These modifications were made when LLI was a private company not subject to the Sarbanes-Oxley Act of 2002 (the “Act”). In September, 2004, LLI became subject to the Act and as a result the loans may not have been compliant with the Act. To address this matter, on April 13, 2005, $1,095,000 was distributed from LLI in the form of a dividend to its parent, LLHI. LLHI then distributed in the form of a dividend that same amount to its parent, Language Line Holdings III, Inc. (the “Parent”). Parent then made new loans to the executives in the same amount as the loans held by LLI. The loans held by LLI were simultaneously repaid in full by the officers. Each of the dividends and loans mentioned above that occurred on April 13, 2005 were effected in non-cash transactions. This action required a waiver from the lenders party to LLI’s credit agreement, which was obtained on April 13, 2005. On May 18, 2005, a capital contribution in the amount of $995,000 was made by the Parent to LLHI when the one officer liable for Note A repaid his loan to the Parent.

The Company paid Language Line Holdings, LLC, the Company’s ultimate parent, a consulting fee of $157,000 for the year ended December 31, 2005.

On January 19, 2006 the Company’s ultimate parent, Language Line Holdings, LLC, completed its acquisition of the unaffiliated U.K. based company Language Line, Limited (“Language Line UK”). Language Line UK’s business operations are independent of the Company and are not included in the accompanying consolidated financial statements. The Company incurred $257,000 of acquisition related expenses in 2005 which were reported as a receivable in its balance sheet as of December 31, 2005. Subsequently the Company received a full amount of settlement on January 20, 2006 when the acquisition was completed. Transactions between the Company and Language Line UK started on January 20, 2006. The Company expects it will recognize revenue of approximately $42,000 each month for administrative and sales support services it renders to Language Line UK.

The Company’s income tax payable as of December 31, 2005 includes $212,000 and $36,000 of federal and state income taxes, respectively, related to the Company’s use of tax losses generated by Language Line Holdings II Inc., an affiliated entity. The total of these amounts, or $248,000, is reflected as a payable to Language Line Holdings, II Inc. within our income tax payables account. Language Line Holdings, II Inc. is a subsidiary of the ultimate parent, Language Line Holdings, LLC, but it is not included in the financial results of Language Line Holdings, Inc. and subsidiaries. Language Line Holdings, Inc. and subsidiaries manage the respective tax payments and refunds for Language Line Holdings, II Inc.

11. Contingencies

The Predecessor was and the Company is party to certain legal actions arising in the ordinary course of business. Although the ultimate outcome is not presently determinable, management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

12. Quarterly Information (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters, in the years ended December 31, 2004 and 2005. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period. The Company operates as a single segment.

Quarterly financial results for the quarter ended June 30, 2004 represent the sum of the financial data for the Predecessor for the period April 1, 2004 to June 11, 2004, the closing date of the Merger, and the financial data for the Company for the period from its inception to June 30, 2004.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Quarterly Financial Data

(unaudited, in thousands)

2004	Quarter Ended March 31	For the Period from April 1 to June 11	For the Period from June 12 to June 30	Quarter Ended September 30	Quarter Ended December 31
Revenues	$36,093	$28,599	$7,388	$36,228	$36,668
Gross margin	$24,266	$18,914	$5,236	$24,567	$24,507
Income tax provision (benefit)	$5,338	$630	$(218)	$(841)	$(555)
Net income (loss)	$8,273	$951	$(342)	$(1,756)	$(1,630)

2005	Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$35,922	$35,502	$36,362	$37,092
Gross margin	$23,720	$23,400	$24,119	$24,364
Income tax benefit	$(1,654)	$(1,844)	$(1,317)	$(3,650)
Net loss	$(3,080)	$(3,321)	$(2,571)	$(644)

13. Guarantor and Non-Guarantor Subsidiaries (Unaudited)

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

The following information sets forth, on a condensed consolidating basis, balance sheet information as of December 31, 2004 and December 31, 2005, statements of operations and comprehensive income (loss) information for the year ended December 31, 2003, for the period from January 1, 2004 to June 11, 2004, for the period from June 12, 2004 to December 31, 2004, and for the year ended December 31, 2005, and statement of cash flow information for the year ended December 31, 2003, for the period from January 1, 2004 to June 11, 2004, for the period from June 12, 2004 to December 31, 2004, and for the year ended December 31, 2005, for LLHI, LLI, the Guarantor Subsidiaries and foreign subsidiaries of LLI that are not guaranteeing the Notes (the “Non-Guarantor Subsidiaries”.) Income tax expense (benefit) is allocated among entities based upon taxable income (loss) by jurisdiction within each group.

Condensed Consolidating Balance Sheet

Information of the Registrant as of December 31, 2004 (In thousands)

	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$11,983	$181	$12,164	$—	$12,164
Accounts receivable - net	—	—	19,244	382	19,626	—	19,626
Intercompany receivable	—	—	38,798	—	38,798	(38,798)	—
Prepaid expenses and other current assets	—	—	1,540	116	1,656	—	1,656
Refundable income taxes	53	—	—	—	53	(53)	—
Deferred taxes on income	—	411	—	—	411	(3)	408

Total current assets	53	411	71,565	679	72,708	(38,854)	33,854
Property and equipment - net	—	—	3,562	2,335	5,897	—	5,897
Goodwill	—	—	408,793	—	408,793	—	408,793
Intangible assets - net	—	—	439,793	—	439,793	—	439,793
Deferred financing costs - net	1,983	13,035	—	—	15,018	—	15,018
Investment in subsidiaries	280,684	739,716	673	—	1,021,073	(1,021,073)	—
Other assets	—	5	1,260	68	1,333	—	1,333

Total assets	$282,720	$753,167	$925,646	$3,082	$1,964,615	$(1,059,927)	$904,688

Liabilities, Member’s Capital and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$—	$462	$—	$462	$—	$462
Intercompany payable	164	36,608	—	2,026	38,798	(38,798)	—
Accrued interest	—	1,228	48	—	1,276	—	1,276
Accrued payroll and related benefits	—	—	1,689	51	1,740	—	1,740
Accrued cost of interpreters	—	—	1,122	209	1,331	—	1,331
Other accrued liabilities	—	183	1,376	123	1,682	—	1,682
Income taxes payable	—	327	2,177	—	2,504	(53)	2,451
Current portion of long-term debt	—	23,358	947	—	24,305	—	24,305

Total current liabilities	164	61,704	7,821	2,409	72,098	(38,851)	33,247
Long-term debt	—	254,142	928	—	255,070	—	255,070
Senior subordinated notes	—	160,948	—	—	160,948	—	160,948
Senior discount notes	59,321	—	—	—	59,321	—	59,321
Deferred income taxes	(1,196)	(4,311)	178,842	—	173,335	(3)	173,332

Total liabilities	58,289	472,483	187,591	2,409	720,772	(38,854)	681,918

Member’s capital	—	—	738,055	673	738,728	(738,728)	—

Stockholders’ equity:
Common stock	—	—	—	—	—	—	—
Additional paid-in-capital	228,158	281,207	—	—	509,365	(281,207)	228,158
Accumulated deficit	(3,727)	(523)	—	—	(4,250)	523	(3,727)
Deferred stock compensation	—	—	—	—	—	(1,661)	(1,661)

Total stockholders’ equity	224,431	280,684	—	—	505,115	(282,345)	222,770

Total liabilities, member’s capital and stockholders’ equity	$282,720	$753,167	$925,646	$3,082	$1,964,615	$(1,059,927)	$904,688

Condensed Consolidating Balance Sheet

Information of the Registrant as of December 31, 2005 (In thousands)

	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$13,436	$555	$13,991	$—	$13,991
Accounts receivable - net	—	—	21,944	385	22,329	—	22,329
Intercompany receivable	—	—	78,719	—	78,719	(78,719)	—
Prepaid expenses and other current assets	—	—	2,073	608	2,681	—	2,681
Refundable income taxes	147	—	—	—	147	(147)	—
Deferred taxes on income	(5)	626	—	—	621	—	621

Total current assets	142	626	116,172	1,548	118,488	(78,866)	39,622
Property and equipment - net	—	—	3,283	1,708	4,991	—	4,991
Goodwill	—	—	408,793	—	408,793	—	408,793
Intangible assets - net	—	—	403,056	—	403,056	—	403,056
Deferred financing costs - net	1,748	11,425	—	—	13,173	—	13,173
Investment in subsidiaries	277,397	748,117	857	—	1,026,371	(1,026,371)	—
Other assets	—	—	9	87	96	—	96

Total assets	$279,287	$760,168	$932,170	$3,343	$1,974,968	$(1,105,237)	$869,731

Liabilities, Member’s Capital and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$—	$1,208	$—	$1,208	$—	$1,208
Intercompany payable	164	76,554	—	2,001	78,719	(78,719)	—
Accrued interest	—	4,821	27	—	4,848	—	4,848
Accrued payroll and related benefits	—	—	779	38	817	—	817
Accrued cost of interpreters	—	—	986	302	1,288	—	1,288
Other accrued liabilities	—	—	1,641	145	1,786	—	1,786
Income taxes payable	—	(2,816)	5,304	—	2,488	(147)	2,341
Current portion of long-term debt	—	17,703	935	—	18,638	—	18,638

Total current liabilities	164	96,262	10,880	2,486	109,792	(78,866)	30,926
Long-term debt	—	236,431	—	—	236,431	—	236,431
Senior subordinated notes	—	161,315	—	—	161,315	—	161,315
Senior discount notes	67,996	—	—	—	67,996	—	67,996
Deferred income taxes	(3,545)	(11,237)	174,425	—	159,643	—	159,643

Total liabilities	64,615	482,771	185,305	2,486	735,177	(78,866)	656,311

Member’s capital	—	—	746,865	857	747,722	(747,722)	—

Stockholders’ equity:
Common stock	—	—	—	—	—	—	—
Additional paid-in-capital	228,015	281,064	—	—	509,079	(281,064)	228,015
Accumulated deficit	(13,343)	(3,667)	—	—	(17,010)	3,667	(13,343)
Deferred stock compensation	—	—	—	—	—	(1,252)	(1,252)

Total stockholders’ equity	214,672	277,397	—	—	492,069	(278,649)	213,420

Total liabilities, member’s capital and stockholders’ equity	$279,287	$760,168	$932,170	$3,343	$1,974,968	$(1,105,237)	$869,731

Condensed Consolidating Statements of Operations

Information of the Predecessor for the Year Ended

December 31, 2003 (In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$139,994	$10,215	$150,209	$(9,568)	$140,641
Cost of services:
Interpreters	—	33,685	7,055	40,740	—	40,740
Telecommunications	—	6,629	17	6,646	—	6,646
Answer points	—	186	356	542	—	542

Total cost of services	—	40,500	7,428	47,928	—	47,928

Gross margin	—	99,494	2,787	102,281	(9,568)	92,713

Other expenses:
Selling, general and administrative	—	31,753	2,036	33,789	(9,568)	24,221
Interest - net	1,507	10,518	—	12,025	—	12,025
Depreciation and amortization	—	3,180	432	3,612	—	3,612

Total other expenses	1,507	45,451	2,468	49,426	(9,568)	39,858

Income (loss) from operations	(1,507)	54,043	319	52,855	—	52,855
Equity earnings from subsidiaries	54,362	319	—	54,681	(54,681)	—

Income before income taxes	52,855	54,362	319	107,536	(54,681)	52,855
Income tax provision	20,467	21,066	124	41,657	(21,190)	20,467

Net income	32,388	33,296	195	65,879	(33,491)	32,388
Other comprehensive loss -
Derivative contracts reclassification adjustment included in net income, net of tax	—	(40)	—	(40)	—	(40)

Comprehensive income	$32,388	$33,256	$195	$65,839	$(33,491)	$32,348

Condensed Consolidating Statements of Operations

Information of the Predecessor for the Period from

January 1, 2004 to June 11, 2004 (In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$64,427	$5,239	$69,666	$(4,974)	$64,692
Cost of services:
Interpreters	—	14,757	3,617	18,374	—	18,374
Telecommunications	—	2,863	19	2,882	—	2,882
Answer points	—	102	154	256	—	256

Total cost of services	—	17,722	3,790	21,512	—	21,512

Gross margin	—	46,705	1,449	48,154	(4,974)	43,180

Other expenses:
Selling, general and administrative	—	14,451	946	15,397	(4,974)	10,423
Interest - net	—	5,982	—	5,982	—	5,982
Merger related expenses	—	9,848	—	9,848	—	9,848
Depreciation and amortization	—	1,471	264	1,735	—	1,735

Total other expenses	—	31,752	1,210	32,962	(4,974)	27,988

Income from operations	—	14,953	239	15,192	—	15,192
Equity earnings from subsidiaries	15,192	239	—	15,431	(15,431)	—

Income before income taxes	15,192	15,192	239	30,623	(15,431)	15,192
Income tax provision	5,968	5,968	94	12,030	(6,062)	5,968

Net income	$9,224	$9,224	$145	$18,593	$(9,369)	$9,224

Condensed Consolidating Statements of Operations

Information of the Registrant for the Period from

June 12, 2004 to December 31, 2004 (In thousands)

	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$—	$79,978	$8,707	$88,685	$(8,401)	$80,284
Cost of services:
Interpreters	—	—	16,491	5,868	22,359	—	22,359
Telecommunications	—	—	3,319	45	3,364	—	3,364
Answer points	—	—	100	150	250	—	250

Total cost of services	—	—	19,910	6,063	25,973	—	25,973

Gross margin	—	—	60,068	2,644	62,712	(8,401)	54,311

Other expenses:
Selling, general and administrative	—	—	19,063	1,779	20,842	(8,401)	12,441
Interest - net	4,454	21,353	(409)	—	25,398	—	25,398
Merger related expenses	—	—	104	—	104	—	104
Depreciation and amortization	—	—	21,249	460	21,709	—	21,709

Total other expenses	4,454	21,353	40,007	2,239	68,053	(8,401)	59,652

Income (loss) from operations	(4,454)	(21,353)	20,061	405	(5,341)	—	(5,341)
Equity earnings (losses) from subsidiaries	(887)	20,466	405	—	19,984	(19,984)	—

Income (loss) before income taxes	(5,341)	(887)	20,466	405	14,643	(19,984)	(5,341)
Income tax provision (benefit)	(1,614)	(364)	9,814	195	8,031	(9,645)	(1,614)

Net income (loss)	$(3,727)	$(523)	$10,652	$210	$6,612	$(10,339)	$(3,727)

Condensed Consolidating Statements of Operations

Information of the Registrant for the Year Ended December 31, 2005 (In thousands)

	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$—	$143,992	$18,593	$162,585	$(17,707)	$144,878
Cost of services:
Interpreters	—	—	30,510	12,969	43,479	—	43,479
Telecommunications	—	—	5,422	73	5,495	—	5,495
Answer points	—	—	179	122	301	—	301

Total cost of services	—	—	36,111	13,164	49,275	—	49,275

Gross margin	—	—	107,881	5,429	113,310	(17,707)	95,603

Other expenses:
Selling, general and administrative	—	—	38,594	3,748	42,342	(17,707)	24,635
Interest - net	8,910	41,124	(201)	(1)	49,832	—	49,832
Depreciation and amortization	—	—	38,404	813	39,217	—	39,217

Total other expenses	8,910	41,124	76,797	4,560	131,391	(17,707)	113,684

Income (loss) from operations	(8,910)	(41,124)	31,084	869	(18,081)	—	(18,081)
Equity earnings (losses) from subsidiaries	(9,171)	31,953	869	—	23,651	(23,651)	—

Income (loss) before income taxes	(18,081)	(9,171)	31,953	869	5,570	(23,651)	(18,081)
Income tax provision (benefit)	(8,465)	(6,027)	23,043	687	9,238	(17,703)	(8,465)

Net income (loss)	$(9,616)	$(3,144)	$8,910	$182	$(3,668)	$(5,948)	$(9,616)

Condensed Consolidating Statement of Cash Flow

Information of the Predecessor for the Year Ended December 31, 2003 (In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities
Net income	$32,388	$33,296	$195	$65,879	$(33,491)	$32,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	3,180	432	3,612	—	3,612
Amortization of deferred financing costs	—	2,518	—	2,518	—	2,518
Deferred taxes on income	213	5,907	—	6,120	—	6,120
Loss on disposal of property	—	114	5	119	—	119
Loss from derivative instruments	—	(3,611)	—	(3,611)	—	(3,611)
Distribution from subsidiary	106,861	—	—	106,861	(106,861)	—
Equity in earnings of subsidiaries	(33,296)	(195)	—	(33,491)	33,491	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	(1,281)	(73)	(1,354)	—	(1,354)
Prepaid expenses and other current assets	—	(674)	5	(669)	—	(669)
Other assets	—	10	(26)	(16)	—	(16)
Accounts payable	—	(520)	—	(520)	—	(520)
Intercompany receivable, net of payable	(812)	(980)	980	(812)	812	—
Income taxes payable/refundable	—	1,432	—	1,432	(812)	620
Accrued liabilities	(4,552)	(2,569)	(222)	(7,343)	—	(7,343)

Net cash provided by operating activities	100,802	36,627	1,296	138,725	(106,861)	31,864

Cash flows from investing activities-
Purchase of property	—	(1,527)	(1,330)	(2,857)	—	(2,857)
Proceeds from sale of property	—	283	—	283	—	283

Net cash used in investing activities	—	(1,244)	(1,330)	(2,574)	—	(2,574)

Cash flows from financing activities-
Long-term debt borrowings	—	102,000	—	102,000	—	102,000
Long-term debt repayments	(30,590)	(26,854)	—	(57,444)	—	(57,444)
Loan fees and other financing costs	—	(3,761)	—	(3,761)	—	(3,761)
Distribution to member/stockholders	(70,035)	(106,861)	—	(176,896)	106,861	(70,035)
Purchase of derivative instruments	—	(357)	—	(357)	—	(357)
Purchase of treasury stock	(52)	—	—	(52)	—	(52)

Net cash used in financing activities	(100,677)	(35,833)	—	(136,510)	106,861	(29,649)

Net increase (decrease) in cash and cash equivalents	125	(450)	(34)	(359)	—	(359)
Cash and cash equivalents - beginning of year	59	4,710	161	4,930	—	4,930

Cash and cash equivalents - end of year	$184	$4,260	$127	$4,571	$—	$4,571

Condensed Consolidating Statement of Cash Flow

Information of the Predecessor for the Period from January 1, 2004 to June 11, 2004 (In thousands)

	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities
Net income	$9,224	$9,224	$145	$18,593	$(9,369)	$9,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	1,471	264	1,735	—	1,735
Amortization of deferred financing costs	—	1,225	—	1,225	—	1,225
Deferred taxes on income	—	1,300	—	1,300	—	1,300
Tax benefit from stock options exercised	6,094	—	—	6,094	—	6,094
Loss on disposal of property	—	19	—	19	—	19
Gain from derivative instruments	—	(1,886)	—	(1,886)	—	(1,886)
Loss on write-off of deferred financing costs	—	9,555	—	9,555	—	9,555
Equity in earnings of subsidiaries	(9,224)	(145)	—	(9,369)	9,369	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	343	(8)	335	—	335
Prepaid expenses and other current assets	—	16	(166)	(150)	—	(150)
Other assets	—	3	(28)	(25)	—	(25)
Accounts payable	—	(450)	—	(450)	—	(450)
Intercompany receivable, net of payable	—	(368)	368	—	—	—
Income taxes payable/refundable	(6,094)	599	—	(5,495)	—	(5,495)
Accrued liabilities	—	(1,480)	23	(1,457)	—	(1,457)

Net cash provided by operating activities	—	19,426	598	20,024	—	20,024

Cash flows from investing activities -
Purchase of property	—	(447)	(413)	(860)	—	(860)

Cash flows from financing activities -
Long-term debt repayments	—	(12,260)	—	(12,260)	—	(12,260)

Net increase in cash and cash equivalents	—	6,719	185	6,904	—	6,904
Cash and cash equivalents-beginning of period	184	4,260	127	4,571	—	4,571

Cash and cash equivalents-end of period	$184	$10,979	$312	$11,475	$—	$11,475

Condensed Consolidating Statement of Cash Flow

Information of the Registrant for the Period from June 12, 2004 to December 31, 2004 (In thousands)

	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,727)	$(523)	$10,652	$210	$6,612	$(10,339)	$(3,727)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	21,249	460	21,709	—	21,709
Amortization of deferred financing costs	130	1,046	—	—	1,176	—	1,176
Deferred taxes on income	(1,196)	(4,722)	(295)	—	(6,213)	—	(6,213)
Accretion of discount on long-term debt	4,325	184	—	—	4,509	—	4,509
Loss from derivative instruments	—	35	—	—	35	—	35
Stock based compensation expense	—	—	208	—	208	—	208
Equity in earnings (losses) of subsidiaries	523	(10,652)	(210)	—	(10,339)	10,339	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	—	1,816	(176)	1,640	—	1,640
Prepaid expenses and other current assets	—	—	80	310	390	—	390
Other assets	—	—	(83)	(3)	(86)	—	(86)
Accounts payable	—	—	254	—	254	—	254
Intercompany receivable, net of payable	161	27,505	(27,645)	(21)	—	—	—
Income taxes payable/refundable	(54)	327	6,931	—	7,204	—	7,204
Accrued liabilities	1	1,410	(2,512)	238	(863)	—	(863)

Net cash provided by operating activities	163	14,610	10,445	1,018	26,236	—	26,236

Cash flows from investing activities:
Purchase of property	—	—	(323)	(837)	(1,160)	—	(1,160)
Acquisition of business, net of cash acquired	(53,049)	(715,593)	(631)	—	(769,273)	53,049	(716,224)
Note receivable collections	—	—	39	—	39	—	39
Intercompany lending	—	(2,500)	—	—	(2,500)	2,500	—

Net cash used in investing activities	(53,049)	(718,093)	(915)	(837)	(772,894)	55,549	(717,345)

Cash flows from financing activities:
Long-term debt borrowings	54,998	452,502	—	—	507,500	—	507,500
Long-term debt repayments	—	(14,239)	(47)	—	(14,286)	—	(14,286)
Loan fees and other financing costs	(2,112)	(14,080)	—	—	(16,192)	—	(16,192)
Purchase of derivative instruments	—	(38)	—	—	(38)	—	(38)
Distribution to member/stockholders	—	—	—	—	—	—	—
Capital contribution	—	279,338	—	—	279,338	(53,049)	226,289
Intercompany long-term debt borrowing	—	—	2,500	—	2,500	(2,500)	—

Net cash provided by financing activities	52,886	703,483	2,453	—	758,822	(55,549)	703,273

Net increase in cash and cash equivalents	—	—	11,983	181	12,164	—	12,164
Cash and cash equivalents - beginning of period	—	—	—	—	—	—	—

Cash and cash equivalents - end of period	$—	$—	$11,983	$181	$12,164	$—	$12,164

Condensed Consolidating Statement of Cash Flow

Information of the Registrant for the Year Ended December 31, 2005 (In thousands)

	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(9,616)	$(3,144)	$8,911	$184	$(3,665)	$(5,951)	$(9,616)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	38,404	813	39,217	—	39,217
Amortization of deferred financing costs	235	1,901	—	—	2,136	—	2,136
Deferred taxes on income	(2,344)	(7,142)	(4,416)	—	(13,902)	—	(13,902)
Stock based compensation expense	—	—	366	—	366	—	366
Loss on disposal of property	—	—	9	—	9	—	9
Accretion of discount on long-term debt	8,676	367	—	—	9,043	—	9,043
Loss from derivative instruments	—	4	—	—	4	—	4
Equity in earnings (losses) of subsidiaries	3,144	(8,911)	(184)	—	(5,951)	5,951	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	—	(2,700)	(3)	(2,703)	—	(2,703)
Prepaid expenses and other current assets	—	—	(533)	(492)	(1,025)	—	(1,025)
Other assets	—	—	155	(18)	137	—	137
Accounts payable	—	—	746	—	746	—	746
Intercompany receivable, net of payable	—	40,314	(40,289)	(25)	—	—	—
Income taxes payable/refundable	(95)	(3,142)	3,127	—	(110)	—	(110)
Accrued liabilities	—	3,410	(802)	102	2,710	—	2,710

Net cash provided by operating activities	—	23,657	2,794	561	27,012	—	27,012

Cash flows from investing activities -
Purchase of property	—	—	(1,398)	(186)	(1,584)	—	(1,584)

Cash flows from financing activities:
Long-term debt repayments	—	(23,366)	(939)	—	(24,305)	—	(24,305)
Loan fees and other financing costs	—	(291)	—	—	(291)	—	(291)
Capital contribution from Parent	—	—	995	—	995	—	995

Net cash provided by (used in) financing activities	—	(23,657)	56	—	(23,601)	—	(23,601)

Net increase in cash and cash equivalents	—	—	1,452	375	1,827	—	1,827
Cash and cash equivalents - beginning of period	—	—	11,983	181	12,164	—	12,164

Cash and cash equivalents - end of period	$—	$—	$13,435	$556	$13,991	$—	$13,991

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged/Credited to Net Income	Deductions – Write-offs, Net of Recovery	Addition for Acquisition of Accounts Receivable	Balance at End of Period
Year ended December 31, 2003	$1,164	$(262)	$(188)	—	$714
January 1, 2004 to June 11, 2004	714	38	(115)	—	637
June 12, 2004 to December 31, 2004	637	123	(286)	—	474
Year ended December 31, 2005	474	435	(171)	—	738

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2006

LANGUAGE LINE HOLDINGS, INC.

By:	/s/ MATTHEW T. GIBBS II
Matthew T. Gibbs II
CHIEF FINANCIAL OFFICER,
VICE PRESIDENT, SECRETARY
AND DIRECTOR

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 12, 2006.

SIGNATURE	CAPACITY

/s/ DENNIS G. DRACUP Dennis G. Dracup	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MATTHEW T. GIBBS II Matthew T. Gibbs II	Chief Financial Officer, Vice President, Secretary and Director (Principal Financial and Accounting Officer)

II-1