Form 10-Q
period 2006-06-30
Language Line Holdings, Inc.
filed 2006-08-14
CIK 1301406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ______________.

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

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	December 31, 2005	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$13,991	$16,130
Accounts receivable, net	22,329	23,422
Prepaid expenses and other current assets	2,681	2,488
Deferred taxes on income	621	810

Total current assets	39,622	42,850
Property and equipment, net	4,991	5,809
Goodwill	408,793	408,793
Intangible assets, net	403,056	384,688
Deferred financing costs, net	13,173	12,083
Other assets	96	211

Total assets	$869,731	$854,434

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,208	$793
Accrued interest	4,848	4,939
Accrued payroll and related benefits	817	1,445
Accrued cost of interpreters	1,288	1,467
Other accrued liabilities	1,786	2,242
Income taxes payable	2,341	3,691
Current portion of long-term debt	18,638	14,158

Total current liabilities	30,926	28,735
Long-term debt	236,431	229,353
Senior subordinated notes	161,315	161,514
Senior discount notes	67,996	72,799
Deferred taxes on income	159,643	154,132

Total liabilities	656,311	646,533

Stockholders’ equity:
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	228,015	226,957
Accumulated deficit	(13,343)	(19,056)
Deferred stock compensation	(1,252)	—

Total stockholders’ equity	213,420	207,901

Total liabilities and stockholders’ equity	$869,731	$854,434

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three months ended June 30, 2005	Three months ended June 30, 2006	Six months ended June 30, 2005	Six months ended June 30, 2006
Revenues	$35,502	$40,116	$71,424	$80,162
Cost of services	12,102	14,147	24,304	28,244

Gross margin	23,400	25,969	47,120	51,918

Other expenses:
Selling, general and administrative	6,529	7,112	13,082	14,296
Interest - net	12,240	13,364	24,307	26,438
Depreciation and amortization	9,796	9,810	19,630	19,576

Total other expenses	28,565	30,286	57,019	60,310

Loss before income taxes	(5,165)	(4,317)	(9,899)	(8,392)
Income tax benefit	(1,844)	(1,382)	(3,498)	(2,679)

Net loss	$(3,321)	$(2,935)	$(6,401)	$(5,713)

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30, 2005	Six months ended June 30, 2006
Cash flows from operating activities:
Net loss	$(6,401)	$(5,713)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,630	19,576
Amortization of deferred financing costs	1,064	1,090
Deferred taxes on income	(5,278)	(5,700)
Stock based compensation expense	184	208
Loss from derivative instruments	4	—
Accretion of discount on long-term debt	4,369	5,002
Effect of changes in operating assets and liabilities:
Accounts receivable	227	(1,093)
Prepaid expenses and other current assets	(744)	193
Other assets	62	(115)
Accounts payable	163	(415)
Income taxes payable/refundable	(3,009)	1,350
Accrued payroll and other liabilities	2,857	1,354

Net cash provided by operating activities	13,128	15,737

Cash flows from investing activities :
Purchase of property	(493)	(2,026)

Net cash used in investing activities	(493)	(2,026)

Cash flows from financing activities :
Long-term debt repayments	(18,661)	(11,558)
Repurchase of restricted stock units	—	(14)
Capital contribution from Parent	995	—

Net cash used in financing activities	(17,666)	(11,572)
Net (decrease) increase in cash and cash equivalents	(5,031)	2,139
Cash and cash equivalents - beginning of period	12,164	13,991

Cash and cash equivalents - end of period	$7,133	$16,130

Supplemental cash flow disclosures:
Cash paid for interest	$15,837	$20,325

Cash paid for income taxes	$4,789	$1,664

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Explanatory Note A—Basis of Presentation

We recently engaged PricewaterhouseCoopers LLP (“PWC”) as our new independent accountants to audit our financial statements, as previously disclosed on our Current Report on Form 8-K filed on May 4, 2006, as amended by our Current Report on Form 8-K/A filed on May 5, 2006. However, because of the proximity of the engagement of PWC to the release of this quarterly report on Form 10-Q, PWC was not able to complete the audit and review of our condensed consolidated financial statements contained herein. Therefore, we are filing the condensed consolidated financial statements contained throughout this quarterly report on Form 10-Q as “unreviewed” and “unaudited.”

1. Organization and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended June 30, 2006 and the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 of Language Line Holdings, Inc., which are included in the Form 10-K filed with the SEC on April 12, 2006.

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

Principles of Consolidation—The condensed consolidated financial statements include the accounts of LLHI, LLI, LLC and LLC’s wholly-owned subsidiaries as of December 31, 2005 and June 30, 2006, and for the three months ended June 30, 2005 and 2006 and for the six months ended June 30, 2005 and 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

Comprehensive Income – SFAS No. 130, Reporting Comprehensive Income, requires that the Company report comprehensive income, which includes net income as well as other changes in assets and liabilities recorded directly to equity, in its financial statements. There were no components of comprehensive income other than net income for all periods presented.

Stock-Based Compensation – Under the Company’s restricted stock unit plan, officers, employees and outside directors have received or may receive grants of restricted stock units. Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The

Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to January 1, 2006 have not been restated. The Company recognized stock-based compensation for grants of restricted stock units in the Selling, General and Administrative line item of the Condensed Consolidated Statement of Operations. Additionally, no modifications were made to outstanding restricted stock units prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company’s financial statements.

Prior to January 1, 2006, the Company accounted for the plans under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations as permitted by SFAS No. 123 (“SFAS 123”), Accounting for Stock Based Compensation. Under APB 25, the Company recorded stock-based compensation expense for restricted stock and restricted stock units in its Financial Statements. Stock-based compensation expense was included as a pro forma disclosure in the financial statement footnotes.

The following table illustrates the effect on net income if the Predecessor and the Company had applied the fair value recognition provisions of SFAS No. 123 and in accordance with SFAS No. 148, Accounting of Stock-Based Compensation – Transition and Disclosure, An amendment of FASB Statement No. 123, to stock-based employee compensation prior to January 1, 2006 (in thousands):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss), as reported	$(3,321)	$(6,401)
Add total stock-based employee compensation expense included in reported net income, net of related tax effects	60	120
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(60)	(120)

Pro forma net income (loss)	$(3,321)	$(6,401)

Under both SFAS 123 and SFAS 123(R), the Company determines the fair value of restricted stock units from the probability-weighted expected return method. Under this method, the value of an enterprise’s common stock is estimated from an analysis of the future values for the Company assuming various possible future liquidity events. SFAS 123(R) requires that the Company recognize compensation expense for only the portion of restricted stock units that are expected to vest, rather than recording forfeitures when they occur, as previously permitted. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

On January 1, 2006, deferred compensation related to awards issued prior to the adoption of SFAS 123(R) was reduced to zero with a corresponding decrease to capital surplus. SFAS 123(R) will require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its Financial Statements as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities.

Stock-based compensation expense related to restricted stock units of Language Line Holdings, LLC, the Company’s ultimate parent, recognized under SFAS 123(R) for the three months and six months ended June 30, 2006 was $113,000 and $208,000, respectively. As of June 30, 2006, total unrecognized compensation cost, net of estimated forfeitures, was $1.4 million related to restricted stock units. The unrecognized compensation cost is expected to be recognized over the next 5 years.

The restricted stock units will vest according to a specified schedule and will be expensed to compensation over the vesting period of five years. Vesting will accelerate upon a change of control of Language Line Holdings, LLC and upon certain types of sales. Vesting will cease if the individual ceases to be employed by Language Line Holdings, LLC or any of its subsidiaries. If the individual ceases to be employed by Language Line Holdings, LLC or any of its subsidiaries, Language Line Holdings, LLC will have the option to purchase all or any portion of the vested and/or the unvested restricted stock units. The aggregate purchase price for all unvested units will be $1.00, and the purchase price for each vested unit will be the fair market value for such unit as of the date of individual’s termination. If, however, the Company terminates the individual’s employment for cause, the aggregate purchase price of all vested units will be $1.00. Language Line Holdings, LLC’s right to repurchase the individual’s units will terminate upon a “change of control” (as such term is defined in their incentive unit agreement), provided that the individual is employed by Language Line Holdings, LLC or any of its subsidiaries at the time of the “change of control.”

The following table reflects activity under the restricted stock unit plan from December 31, 2005 through June 30, 2006 (in thousands, except per share amounts):

	Number of Units (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2005	19,405	$0.09
Granted	4,225	$0.09
Repurchased	(154)	$0.09
Forfeited	(777)	$0.09

Outstanding, June 30, 2006	22,699	$0.09	3.27

A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the period is presented below:

Nonvested Units	Number of Units (000)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	17,464	$0.09
Granted	4,225	$0.09
Repurchased	(139)	$0.09
Forfeited	(704)	$0.09

Outstanding, June 30, 2006	20,846	$0.09

Restricted stock units granted vest over a 5 year cliff vesting schedule. During the three months and six months ended June 30, 2006 no units vested. Recipients of restricted stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units. Compensation expense for restricted stock units is recognized on a straight-line basis over the vesting period, using the restricted stock unit’s fair value on the grant date.

Recent Accounting Pronouncements - In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes guidance for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Recognition of an asset or liability is required if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. FIN 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in equity. We are currently evaluating FIN 48 to determine its effect on our consolidated financial statements.

2. Subsequent Events

On June 11, 2004 as part of the Merger, $30.0 million of the Merger consideration was deposited into an escrow account on behalf of the stockholders and optionholders of the Predecessor to secure their potential indemnity obligations to LLI and payment of any post-closing adjustment to the Merger consideration to LLI. On July 27, 2006 the Company received $796,000 in final settlement of the escrow account which will be booked as a gain in the third quarter of 2006.

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

The following information sets forth, on a condensed consolidating basis, balance sheet information as of December 31, 2005 and June 30, 2006, statements of operations and comprehensive income (loss) information for the three months and six months ended June 30, 2005 and 2006, and statement of cash flow information for the three months and six months ended June 30, 2005 and 2006 for LLHI (the “Registrant”), LLI, the Guarantor Subsidiaries and foreign subsidiaries of LLI that are not guaranteeing the Notes (the “Non-Guarantor Subsidiaries”). Income tax expense (benefit) is allocated among entities based upon taxable income (loss) by jurisdiction within each group.

Condensed Consolidated Balance Sheets as of December 31, 2005 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$13,436	$555	$13,991	$—	$13,991
Accounts receivable - net	—	—	21,944	385	22,329	—	22,329
Intercompany receivable	—	—	78,719	—	78,719	(78,719)	—
Prepaid expenses and other current assets	—	—	2,073	608	2,681	—	2,681
Refundable income taxes	147	—	—	—	147	(147)	—
Deferred taxes on income	(5)	626	—	—	621	—	621

Total current assets	142	626	116,172	1,548	118,488	(78,866)	39,622
Property and equipment - net	—	—	3,283	1,708	4,991	—	4,991
Goodwill	—	—	408,793	—	408,793	—	408,793
Intangible assets - net	—	—	403,056	—	403,056	—	403,056
Deferred financing costs - net	1,748	11,425	—	—	13,173	—	13,173
Investment in subsidiaries	277,397	748,117	857	—	1,026,371	(1,026,371)	—
Other assets	—	—	9	87	96	—	96

Total assets	$279,287	$760,168	$932,170	$3,343	$1,974,968	$(1,105,237)	$869,731

Liabilities, Member’s Capital and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$—	$1,208	$—	$1,208	$—	$1,208
Intercompany payable	164	76,554	—	2,001	78,719	(78,719)	—
Accrued interest	—	4,821	27	—	4,848	—	4,848
Accrued payroll and related benefits	—	—	779	38	817	—	817
Accrued cost of interpreters	—	—	986	302	1,288	—	1,288
Other accrued liabilities	—	—	1,641	145	1,786	—	1,786
Income taxes payable	—	(2,816)	5,304	—	2,488	(147)	2,341
Current portion of long-term debt	—	17,703	935	—	18,638	—	18,638

Total current liabilities	164	96,262	10,880	2,486	109,792	(78,866)	30,926
Long-term debt	—	236,431	—	—	236,431	—	236,431
Senior subordinated notes	—	161,315	—	—	161,315	—	161,315
Senior discount notes	67,996	—	—	—	67,996	—	67,996
Deferred income taxes	(3,545)	(11,237)	174,425	—	159,643	—	159,643

Total liabilities	64,615	482,771	185,305	2,486	735,177	(78,866)	656,311

Member’s capital	—	—	746,865	857	747,722	(747,722)	—

Stockholders’ equity:
Common stock	—	—	—	—	—	—	—
Additional paid-in-capital	228,015	281,064	—	—	509,079	(281,064)	228,015
Accumulated deficit	(13,343)	(3,667)	—	—	(17,010)	3,667	(13,343)
Deferred stock compensation	—	—	—	—	—	(1,252)	(1,252)

Total stockholders’ equity	214,672	277,397	—	—	492,069	(278,649)	213,420

Total liabilities, member’s capital and stockholders’ equity	$279,287	$760,168	$932,170	$3,343	$1,974,968	$(1,105,237)	$869,731

Condensed Consolidated Balance Sheets as of June 30, 2006 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$15,510	$620	$16,130	$—	$16,130
Accounts receivable - net	—	—	22,950	472	23,422	—	23,422
Intercompany receivable	—	—	93,959	—	93,959	(93,959)	—
Prepaid expenses and other current assets	—	—	1,961	527	2,488	—	2,488
Refundable income taxes	190	—	—	—	190	(190)	—
Deferred taxes on income	(2)	812	—	—	810	—	810

Total current assets	188	812	134,380	1,619	136,999	(94,149)	42,850
Property and equipment - net	—	—	3,856	1,953	5,809	—	5,809
Goodwill	—	—	408,793	—	408,793	—	408,793
Intangible assets - net	—	—	384,688	—	384,688	—	384,688
Deferred financing costs - net	1,631	10,452	—	—	12,083	—	12,083
Investment in subsidiaries	274,189	758,138	1,151	—	1,033,478	(1,033,478)	—
Other assets	—	—	124	87	211	—	211

Total assets	$276,008	$769,402	$932,992	$3,659	$1,982,061	$(1,127,627)	$854,434

Liabilities, Member’s Capital and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$—	$793	$—	$793	$—	$793
Intercompany payable	162	91,653	—	2,146	93,961	(93,961)	—
Accrued interest	—	4,939	—	—	4,939	—	4,939
Accrued payroll and related benefits	—	—	1,445	—	1,445	—	1,445
Accrued cost of interpreters	—	—	1,409	58	1,467	—	1,467
Other accrued liabilities	—	—	1,936	306	2,242	—	2,242
Income taxes payable	—	5,543	(1,662)	—	3,881	(190)	3,691
Current portion of long-term debt	—	14,158	—	—	14,158	—	14,158

Total current liabilities	162	116,293	3,921	2,510	122,886	(94,151)	28,735
Long-term debt	—	229,353	—	—	229,353	—	229,353
Senior subordinated notes	—	161,514	—	—	161,514	—	161,514
Senior discount notes	72,799	—	—	—	72,799	—	72,799
Deferred income taxes	(4,854)	(11,947)	170,933	—	154,132	—	154,132

Total liabilities	68,107	495,213	174,854	2,510	740,684	(94,151)	646,533

Member’s capital	—	—	758,138	1,151	759,289	(759,289)	—

Stockholders’ equity:
Common stock	—	—	—	—	—	—	—
Additional paid-in-capital	226,957	280,005	—	—	506,962	(280,005)	226,957
Accumulated deficit	(19,056)	(5,816)	—	—	(24,872)	5,816	(19,056)

Total stockholders’ equity	207,901	274,189	—	—	482,090	(274,189)	207,901

Total liabilities, member’s capital and stockholders’ equity	$276,008	$769,402	$932,992	$3,661	$1,982,063	$(1,127,629)	$854,434

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2005 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$—	$35,297	$4,431	$39,728	$(4,226)	$35,502
Cost of services	—	—	8,959	3,143	12,102	—	12,102

Gross margin	—	—	26,338	1,288	27,626	(4,226)	23,400

Other expenses:
Selling, general and administrative	—	—	9,858	897	10,755	(4,226)	6,529
Interest - net	2,165	10,205	(130)	—	12,240	—	12,240
Depreciation and amortization	—	—	9,603	193	9,796	—	9,796

Total other expenses	2,165	10,205	19,331	1,090	32,791	(4,226)	28,565

Income (loss) from operations	(2,165)	(10,205)	7,007	198	(5,165)	—	(5,165)
Equity earnings (losses) from subsidiaries	(3,000)	7,205	198	—	4,403	(4,403)	—

Income (loss) before income taxes	(5,165)	(3,000)	7,205	198	(762)	(4,403)	(5,165)
Income tax provision (benefit)	(1,844)	(1,237)	2,990	82	(9)	(1,835)	(1,844)

Net income (loss)	$(3,321)	$(1,763)	$4,215	$116	$(753)	$(2,568)	$(3,321)

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2006 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$—	$39,963	$5,096	$45,059	$(4,943)	$40,116
Cost of services	—	—	10,568	3,579	14,147	—	14,147

Gross margin	—	—	29,395	1,517	30,912	(4,943)	25,969

Other expenses:
Selling, general and administrative	—	—	11,016	1,039	12,055	(4,943)	7,112
Interest - net	2,474	11,035	(145)	0	13,364	—	13,364
Depreciation and amortization	—	—	9,569	241	9,810	—	9,810

Total other expenses	2,474	11,035	20,440	1,280	35,229	(4,943)	30,286

Income (loss) from operations	(2,474)	(11,035)	8,955	237	(4,317)	—	(4,317)
Equity earnings (losses) from subsidiaries	(1,843)	9,192	237	—	7,585	(7,585)	—

Income (loss) before income taxes	(4,317)	(1,843)	9,192	237	3,268	(7,585)	(4,317)
Income tax provision (benefit)	(1,382)	(700)	3,492	90	1,500	(2,882)	(1,382)

Net income (loss)	$(2,935)	$(1,143)	$5,700	$147	$1,768	$(4,703)	$(2,935)

Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2005 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$—	$71,048	$8,607	$79,655	$(8,231)	$71,424
Cost of services	—	—	18,232	6,072	24,304	—	24,304

Gross margin	—	—	52,816	2,535	55,351	(8,231)	47,120

Other expenses:
Selling, general and administrative	—	—	19,563	1,750	21,313	(8,231)	13,082
Interest - net	4,306	20,112	(111)	—	24,307	—	24,307
Depreciation and amortization	—	—	19,211	419	19,630	—	19,630

Total other expenses	4,306	20,112	38,663	2,169	65,250	(8,231)	57,019

Income (loss) from operations	(4,306)	(20,112)	14,153	366	(9,899)	—	(9,899)
Equity earnings (losses) from subsidiaries	(5,593)	14,519	366	—	9,292	(9,292)	—

Income (loss) before income taxes	(9,899)	(5,593)	14,519	366	(607)	(9,292)	(9,899)
Income tax provision (benefit)	(3,498)	(2,291)	5,959	151	321	(3,819)	(3,498)

Net income (loss)	$(6,401)	$(3,302)	$8,560	$215	$(928)	$(5,473)	$(6,401)

Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2006 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$—	$79,757	$10,168	$89,925	$(9,763)	$80,162
Cost of services	—	—	21,011	7,233	28,244	—	28,244

Gross margin	—	—	58,746	2,935	61,681	(9,763)	51,918

Other expenses:
Selling, general and administrative	—	—	22,031	2,028	24,059	(9,763)	14,296
Interest - net	4,919	21,709	(188)	(2)	26,438	—	26,438
Depreciation and amortization	—	—	19,143	433	19,576	—	19,576

Total other expenses	4,919	21,709	40,986	2,459	70,073	(9,763)	60,310

Income (loss) from operations	(4,919)	(21,709)	17,760	476	(8,392)	—	(8,392)
Equity earnings (losses) from subsidiaries	(3,473)	18,236	476	—	15,239	(15,239)	—

Income (loss) before income taxes	(8,392)	(3,473)	18,236	476	6,847	(15,239)	(8,392)
Income tax provision (benefit)	(2,679)	(1,324)	6,968	182	3,147	(5,826)	(2,679)

Net income (loss)	$(5,713)	$(2,149)	$11,268	$294	$3,700	$(9,413)	$(5,713)

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(6,401)	$(3,302)	$8,560	$215	$(928)	$(5,473)	$(6,401)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	19,211	419	19,630	—	19,630
Amortization of deferred financing costs	117	947	—	—	1,064	—	1,064
Deferred taxes on income	(1,162)	(2,679)	(1,437)	—	(5,278)	—	(5,278)
Stock based compensation expense	—	—	184	—	184	—	184
Accretion of discount on long-term debt	4,190	179	—	—	4,369	—	4,369
Loss from derivative instruments	—	4	—	—	4	—	4
Equity in earnings (losses) of subsidiaries	3,302	(8,560)	(215)	—	(5,473)	5,473	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	—	193	34	227	—	227
Prepaid expenses and other current assets	—	—	(386)	(358)	(744)	—	(744)
Other assets	—	—	72	(10)	62	—	62
Accounts payable	—	—	163	—	163	—	163
Intercompany receivable, net of payable	—	34,291	(34,099)	(192)	—	—	—
Income taxes payable/refundable	(46)	(6,091)	3,128	—	(3,009)	—	(3,009)
Accrued liabilities	—	2,963	(202)	96	2,857	—	2,857

Net cash provided by operating activities	—	17,752	(4,828)	204	13,128	—	13,128

Cash flows from investing activities-
Purchase of property	—	—	(486)	(7)	(493)	—	(493)

Net cash used in investing activities	—	—	(486)	(7)	(493)	—	(493)

Cash flows from financing activities -
Long-term debt repayments	—	(17,752)	(909)	—	(18,661)	—	(18,661)
Capital contribution from Parent	—	—	995	—	995	—	995

Net cash provided by (used in) financing activities	—	(17,752)	86	—	(17,666)	—	(17,666)

Net increase (decrease) in cash and cash equivalents	—	—	(5,228)	197	(5,031)	—	(5,031)
Cash and cash equivalents-beginning of period	—	—	11,983	181	12,164	—	12,164

Cash and cash equivalents-end of period	$—	$—	$6,755	$378	$7,133	$—	$7,133

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 (In thousands)	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(5,713)	$(2,149)	$11,268	$294	$3,700	$(9,413)	$(5,713)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	19,142	434	19,576	—	19,576
Amortization of deferred financing costs	118	972	—	—	1,090	—	1,090
Deferred taxes on income	(1,312)	(893)	(3,495)	—	(5,700)	—	(5,700)
Stock based compensation expense	—	—	208	—	208	—	208
Accretion of discount on long-term debt	4,802	200	—	—	5,002	—	5,002
Equity in earnings (losses) of subsidiaries	2,149	(11,268)	(294)	—	(9,413)	9,413	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	—	(1,005)	(88)	(1,093)	—	(1,093)
Prepaid expenses and other current assets	—	—	113	80	193	—	193
Other assets	—	—	(115)	—	(115)	—	(115)
Accounts payable	—	—	(415)	—	(415)	—	(415)
Intercompany receivable, net of payable	(1)	15,282	(15,427)	146	—	—	—
Income taxes payable/refundable	(43)	8,361	(6,968)	—	1,350	—	1,350
Accrued liabilities	—	119	1,357	(122)	1,354	—	1,354

Net cash provided by operating activities	—	10,624	4,369	744	15,737	—	15,737

Cash flows from investing activities-
Purchase of property	—	—	(1,347)	(679)	(2,026)	—	(2,026)

Net cash used in investing activities	—	—	(1,347)	(679)	(2,026)	—	(2,026)

Cash flows from financing activities -
Long-term debt repayments	—	(10,624)	(934)	—	(11,558)	—	(11,558)
Repurchase of restricted stock units	—	—	(14)	—	(14)	—	(14)

Net cash used in financing activities	—	(10,624)	(948)	—	(11,572)	—	(11,572)

Net increase in cash and cash equivalents	—	—	2,074	65	2,139	—	2,139
Cash and cash equivalents-beginning of period	—	—	13,436	555	13,991	—	13,991

Cash and cash equivalents-end of period	$—	$—	$15,510	$620	$16,130	$—	$16,130

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Statement of Operations data:
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of services	34.1%	35.3%	34.0%	35.2%

Gross margin	65.9%	64.7%	66.0%	64.8%

Other expenses:
Selling, general and administrative	18.4%	17.7%	18.3%	17.8%
Interest, net	34.5%	33.3%	34.0%	33.0%
Depreciation and amortization	27.6%	24.5%	27.5%	24.4%

Total other expenses	80.5%	75.5%	79.8%	75.2%

Income (loss) before income taxes	(14.6)%	(10.8)%	(13.8)%	(10.5)%
Income tax provision (benefit)	(5.2)%	(3.4)%	(4.9)%	(3.3)%

Net income (loss)	(9.4)%	(7.3)%	(8.9)%	(7.1)%

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005.

Revenues for the three months ended June 30, 2006 were $40.1 million as compared to $35.5 million for the three months ended June 30, 2005, an increase of $4.6 million or 13.0%. The majority of the increase in revenue is driven by a 18% increase in OPI billed minutes offset by a 5% decline in the average rate per billed minute.

Cost of services consists primarily of costs associated with interpretation services and customer support. Significant cost components include compensation of interpreters and telecommunication charges. For the three months ended June 30, 2006, cost of services were $14.1 million as compared to $12.1 million for the three months ended June 30, 2005, an increase of $2 million or 16.9%. This increase was primarily due to increased interpretation minutes.

Selling, general and administrative expenses for the three months ended June 30, 2006 were $7.1 million as compared to $6.5 million for the three months ended June 30, 2005, an increase of $0.6 million or 8.9%. This increase was primarily due to the results of an increase in sales initiatives, in addition to increased audit and tax related fees.

Interest expense for the three months ended June 30, 2006 was $13.4 million as compared to $12.2 million for the three months ended June 30, 2005. This increase was primarily the result of an increase in interest rates.

Depreciation and amortization was $9.8 million for the three months ended June 30, 2006 which was the same as compared to $9.8 million for the three months ended June 30, 2005.

The tax benefit on loss for the three months ended June 30, 2006 was $1.4 million as compared to $1.8 million of tax benefit on loss for the three months ended June 30, 2005.

As a result of the factors described above, net loss was $2.9 million for the three months ended June 30, 2006 as compared to a net loss of $3.3 million for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005.

Revenues for the six months ended June 30, 2006 were $80.2 million as compared to $71.4 million for the six months ended June 30, 2005, an increase of $8.8 million or 12.2%. The majority of the increase in revenue is driven by a 19% increase in OPI billed minutes offset by a 6% decline in the average rate per billed minute.

Cost of services consists primarily of costs associated with interpretation services and customer support. Significant cost components include compensation of interpreters and telecommunication charges. For the six months ended June 30, 2006, cost of services were $28.2 million as compared to $24.3 million for the six months ended June 30, 2005, an increase of $3.9 million or 16.2%. This increase was primarily due to increased interpretation minutes.

Selling, general and administrative expenses for the six months ended June 30, 2006 were $14.3 million as compared to $13.1 million for the six months ended June 30, 2005, an increase of $1.2 million or 9.3%. This increase was primarily due to the results of an increase in sales initiatives, in addition to increased audit and tax related fees.

Interest expense for the six months ended June 30, 2006 was $26.4 million as compared to $24.3 million for the six months ended June 30, 2005. This increase was primarily the result of an increase in interest rates.

Depreciation and amortization was $19.6 million for the six months ended June 30, 2006 which was the same as compared to $19.6 million for the six months ended June 30, 2005.

The tax benefit on loss for the six months ended June 30, 2006 was $2.7 million as compared to $3.5 million of tax benefit on loss for the six months ended June 30, 2005.

As a result of the factors described above, net loss was $5.7 million for the six months ended June 30, 2006 as compared to a net loss of $6.4 million for the six months ended June 30, 2005.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2006 was $15.7 million compared with net cash provided by operating activities during the six months ended June 30, 2005 of $13.1 million. This increase is mainly attributable to the timing of tax payments offset by a decrease attributable to accounts receivable.

Investing Activities. Net cash used in investing activities was $2 million for the six months ended June 30, 2006, compared to $493,000 for the six months ended June 30, 2005. This increase was attributable to capital expenditures spending.

Financing Activities. Net cash used in financing activities during the six months ended June 30, 2006 was $11.6 million, compared to $17.7 million during the six months ended June 30, 2005. The decrease of $6.1 million is the result of a decrease in principal payments made on our senior secured debt.

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

Debt Service. As of June 30, 2006, we had total indebtedness of $477.8 million and $40.0 million of borrowings available under our revolver credit facility, as defined in our loan agreement and subject to customary conditions.

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

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of June 30, 2006 (dollars in thousands):

	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Senior secured credit facilities	$243,511	$7,079	$14,158	$14,158	$14,158	$14,158	$179,800
Senior subordinated notes offered by Language Line, Inc.	165,000	—	—	—	—	—	165,000
Senior discount notes	108,993	—	—	—	—	—	108,993
Interest payments	273,930	20,951	40,867	39,488	45,807	52,125	74,692
Operating leases	10,177	2,050	3,892	2,499	883	769	84

Total cash contractual obligations	$801,611	$30,080	$58,917	$56,145	$60,848	$67,052	$528,569

Interest payments with respect to the senior secured credit facilities assume a variable rate of 9.74%, which represents the most recent rate applicable to these facilities. Both the senior subordinated notes offered by Language Line, Inc. and the senior discount notes are 11 1/8% and 14 1/8% fixed rate notes, respectively.

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

Income Taxes - In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing tax credits and temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We then assess the likelihood of additional tax exposure, and to the extent we believe that additional tax exposure may be likely, we must record a liability for such matters. To the extent we increase this liability in a period, we include an expense within the tax provision in our consolidated statement of operations.

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

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Monterey, California on August 14, 2006.

LANGUAGE LINE HOLDINGS, INC.

/s/ Dennis G. Dracup
Dennis G. Dracup Chief Executive Officer and Director

/s/ Matthew T. Gibbs II
Matthew T. Gibbs II Chief Financial Officer and Director