Form 10-Q/A
period 2006-03-31
Language Line Holdings, Inc.
filed 2006-09-19
CIK 1301406

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, as initially filed with the Securities and Exchange Commission on May 15, 2006.

This amendment removes the Explanatory Note A - Basis of Presentation, as it is no longer applicable. Also, the disclosures over Stock-Based Compensation in Footnote 1 of the Notes to Condensed Consolidated Financial Statements have been enhanced to include all disclosure requirements set forth in Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payments”. In addition, the Contractual and Commercial Commitments Summary table has been expanded to include long-term contractual cash obligations with respect to interest payments. Other minor disclosures have been added.

There have been no changes to the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows. There have been no changes to the Condensed Consolidated Balance Sheets, except for the March 31, 2006 Condensed Consolidated Balance Sheets, where deferred stock compensation related to awards issued prior to the adoption of SFAS 123R was reduced to zero with a corresponding decrease to additional paid-in capital.

There have been no other changes to this Form 10-Q.

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

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	December 31, 2005	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$13,991	$17,976
Accounts receivable, net	22,329	23,447
Prepaid expenses and other current assets	2,681	2,299
Deferred taxes on income	621	712

Total current assets	39,622	44,434
Property and equipment, net	4,991	5,418
Goodwill	408,793	408,793
Intangible assets, net	403,056	393,872
Deferred financing costs, net	13,173	12,628
Other assets	96	328

Total assets	$869,731	$865,473

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,208	$457
Accrued interest	4,848	9,403
Accrued payroll and related benefits	817	838
Accrued cost of interpreters	1,288	1,214
Other accrued liabilities	1,786	2,467
Income taxes payable	2,341	3,747
Current portion of long-term debt	18,638	15,025

Total current liabilities	30,926	33,151
Long-term debt	236,431	232,892
Senior subordinated notes	161,315	161,414
Senior discount notes	67,996	70,383
Deferred taxes on income	159,643	156,897

Total liabilities	656,311	654,737

Stockholders’ equity:
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	228,015	226,857
Accumulated deficit	(13,343)	(16,121)
Deferred stock compensation	(1,252)	—

Total stockholders’ equity	213,420	210,736

Total liabilities and stockholders’ equity	$869,731	$865,473

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

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2006
Cash flows from operating activities:
Net loss	$(3,080)	$(2,778)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,834	9,766
Amortization of deferred financing costs	532	545
Deferred taxes on income	(2,604)	(2,837)
Stock based compensation expense	92	95
Accretion of discount on long-term debt	2,172	2,486
Effect of changes in operating assets and liabilities:
Accounts receivable	93	(1,117)
Prepaid expenses and other current assets	(762)	381
Other assets	(1)	(232)
Accounts payable	360	(752)
Income taxes payable/refundable	(1,887)	1,406
Accrued payroll and other liabilities	4,162	5,185

Net cash provided by operating activities	8,911	12,148

Cash flows from investing activities :
Purchase of property	(82)	(1,009)

Cash flows from financing activities :
Long-term debt repayments	(14,768)	(7,153)
Repurchase of restricted stock units	—	(1)

Net cash used in financing activities	(14,768)	(7,154)
Net increase (decrease) in cash and cash equivalents	(5,939)	3,985
Cash and cash equivalents - beginning of period	12,164	13,991

Cash and cash equivalents - end of period	$6,225	$17,976

Supplemental cash flow disclosures:
Cash paid for interest	$4,893	$5,495

Cash paid for income taxes	$2,838	$134

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

Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income, requires that the Company report comprehensive income, which includes net income as well as other changes in assets and liabilities recorded directly to equity, in its financial statements. There were no components of comprehensive income other than net income for all periods presented.

Stock-Based Compensation - Under the Company’s restricted stock unit plan, officers, employees and outside directors have received or may receive grants of restricted stock units. Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to January 1, 2006 have not been restated. The Company recognizes stock-based compensation for grants of restricted stock units in the Selling, General and Administrative line item of the Condensed Consolidated Statement of Operations. Additionally, no modifications were made to outstanding restricted stock units prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company’s financial statements.

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

The following table illustrates the effect on net income (loss) if the Predecessor and the Company had applied the fair value recognition provisions of SFAS No. 123 and in accordance with SFAS No. 148, Accounting of Stock-Based Compensation - Transition and Disclosure, An amendment of FASB Statement No. 123, to stock-based employee compensation prior to January 1, 2006 (in thousands):

Three Months Ended March 31, 2005
Net income (loss), as reported	$(3,080)
Add total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	57
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(57)

Pro forma net income (loss)	$(3,080)

Under both SFAS 123 and SFAS 123(R), the Company determines the fair value of restricted stock units from the probability-weighted expected return method. Under this method, the value of an enterprise’s common stock is estimated from an analysis of the future values for the Company assuming various possible future liquidity events. SFAS 123(R) requires that the Company recognize compensation expense for only the portion of restricted stock units that are expected to vest, rather than recording forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

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

Stock-based compensation expense related to restricted stock units of Language Line Holdings, LLC, the Company’s ultimate parent, recognized under SFAS 123(R) for the three months ended March 31, 2006 was $95,000. As of March 31, 2006, total unrecognized compensation cost, net of estimated forfeitures, was $1.5 million related to restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3.52 years.

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

The following table reflects activity under the restricted stock unit plan from December 31, 2005 through March 31, 2006 (in thousands, except per share amounts):

	Number of Units (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2005	19,405	$0.09
Granted	4,225	$0.09
Repurchased	(10)	$0.09
Forfeited	(140)	$0.09

Outstanding, March 31, 2006	23,480	$0.09	3.52

A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the period is presented below:

Nonvested Units	Number of Units (000)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	17,464	$0.09
Granted	4,225	$0.09
Repurchased	(9)	$0.09
Forfeited	(81)	$0.09

Outstanding, March 31, 2006	21,599	$0.09

Restricted stock units granted vest over a 5 year cliff vesting schedule. During the three months ended March 31, 2006 no units vested. Recipients of restricted stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units. Compensation expense for restricted stock units is recognized on a straight-line basis over the vesting period, using the restricted stock unit’s fair value on the grant date.

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

Condensed Consolidated Balance Sheets

as of March 31, 2006 (In thousands)

	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$17,072	$904	$17,976	$—	$17,976
Accounts receivable - net	—	—	22,961	486	23,447	—	23,447
Intercompany receivable	—	—	81,381	—	81,381	(81,381)	—
Prepaid expenses and other current assets	—	—	1,744	555	2,299	—	2,299
Refundable income taxes	166	—	—	—	166	(166)	—
Deferred taxes on income	(1)	713	—	—	712	—	712

Total current assets	165	713	123,158	1,945	125,981	(81,547)	44,434
Property and equipment - net	—	—	3,503	1,915	5,418	—	5,418
Goodwill	—	—	408,793	—	408,793	—	408,793
Intangible assets - net	—	—	393,872	—	393,872	—	393,872
Deferred financing costs - net	1,690	10,938	—	—	12,628	—	12,628
Investment in subsidiaries	275,232	752,438	1,004	—	1,028,674	(1,028,674)	—
Other assets	—	—	240	88	328	—	328

Total assets	$277,087	$764,089	$930,570	$3,948	$1,975,694	$(1,110,221)	$865,473

Liabilities, Member’s Capital and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$—	$457	$—	$457	$—	$457
Intercompany payable	164	78,516	—	2,700	81,380	(81,380)	—
Accrued interest	—	9,314	89	—	9,403	—	9,403
Accrued payroll and related benefits	—	—	838	—	838	—	838
Accrued cost of interpreters	—	—	1,142	72	1,214	—	1,214
Other accrued liabilities	—	—	2,295	172	2,467	—	2,467
Income taxes payable	—	4,047	(134)	—	3,913	(166)	3,747
Current portion of long-term debt	—	14,108	917	—	15,025	—	15,025

Total current liabilities	164	105,985	5,604	2,944	114,697	(81,546)	33,151
Long-term debt	—	232,892	—	—	232,892	—	232,892
Senior subordinated notes	—	161,414	—	—	161,414	—	161,414
Senior discount notes	70,383	—	—	—	70,383	—	70,383
Deferred income taxes	(4,196)	(11,436)	172,529	—	156,897	—	156,897

Total liabilities	66,351	488,855	178,133	2,944	736,283	(81,546)	654,737

Member’s capital	—	—	752,437	1,004	753,441	(753,441)	—

Stockholders’ equity:
Common stock	—	—	—	—	—	—	—
Additional paid-in-capital	226,857	279,906	—	—	506,763	(279,906)	226,857
Accumulated deficit	(16,121)	(4,672)	—	—	(20,793)	4,672	(16,121)

Total stockholders’ equity	210,736	275,234	—	—	485,970	(275,234)	210,736

Total liabilities, member’s capital and stockholders’ equity	$277,087	$764,089	$930,570	$3,948	$1,975,694	$(1,110,221)	$865,473

Condensed Consolidated Statements of

Operations for the Three Months Ended

March 31, 2005 (In thousands)

	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$—	$35,751	$4,176	$39,927	$(4,005)	$35,922
Cost of services	—	—	9,273	2,929	12,202	—	12,202

Gross Margin	—	—	26,478	1,247	27,725	(4,005)	23,720

Other expenses:
Selling, general and administrative	—	—	9,705	853	10,558	(4,005)	6,553
Interest - net	2,141	9,907	19	—	12,067	—	12,067
Depreciation and amortization	—	—	9,608	226	9,834	—	9,834

Total other expenses	2,141	9,907	19,332	1,079	32,459	(4,005)	28,454

Income (loss) from operations	(2,141)	(9,907)	7,146	168	(4,734)	—	(4,734)
Equity earnings (losses) from subsidiaries	(2,593)	7,314	168	—	4,889	(4,889)	—

Income (loss) before income taxes	(4,734)	(2,593)	7,314	168	155	(4,889)	(4,734)
Income tax provision (benefit)	(1,654)	(1,054)	2,969	69	330	(1,984)	(1,654)

Net income (loss) and comprehensive income (loss)	$(3,080)	$(1,539)	$4,345	$99	$(175)	$(2,905)	$(3,080)

Condensed Consolidated Statements of

Operations for the Three Months Ended

March 31, 2006 (In thousands)

	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Revenues	$—	$—	$39,794	$5,072	$44,866	$(4,820)	$40,046
Cost of services	—	—	10,443	3,654	14,097	—	14,097

Gross margin	—	—	29,351	1,418	30,769	(4,820)	25,949

Other expenses:
Selling, general and administrative	—	—	11,016	989	12,005	(4,820)	7,185
Interest - net	2,446	10,673	(43)	(3)	13,073	—	13,073
Depreciation and amortization	—	—	9,574	192	9,766	—	9,766

Total other expenses	2,446	10,673	20,547	1,178	34,844	(4,820)	30,024

Income (loss) from operations	(2,446)	(10,673)	8,804	240	(4,075)	—	(4,075)
Equity earnings (losses) from subsidiaries	(1,629)	9,044	240	—	7,655	(7,655)	—

Income (loss) before income taxes	(4,075)	(1,629)	9,044	240	3,580	(7,655)	(4,075)
Income tax provision (benefit)	(1,297)	(624)	3,476	92	1,647	(2,944)	(1,297)

Net income (loss) and comprehensive income (loss)	$(2,778)	$(1,005)	$5,568	$148	$1,933	$(4,711)	$(2,778)

Condensed Consolidated Statements of Cash

Flows for the Three Months Ended

March 31, 2005 (In thousands)

	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(3,080)	$(1,539)	$4,345	$99	$(175)	$(2,905)	$(3,080)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	9,608	226	9,834	—	9,834
Amortization of deferred financing costs	58	474	—	—	532	—	532
Deferred taxes on income	(579)	(2,025)	—	—	(2,604)	—	(2,604)
Stock based compensation expense	—	—	92	—	92	—	92
Accretion of discount on long-term debt	2,083	89	—	—	2,172	—	2,172
Equity in earnings (losses) of subsidiaries	1,539	(4,345)	(99)	—	(2,905)	2,905	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	—	96	(3)	93	—	93
Prepaid expenses and other current assets	—	—	(127)	(635)	(762)	—	(762)
Other assets	—	—	9	(10)	(1)	—	(1)
Accounts payable	—	—	360	—	360	—	360
Intercompany receivable, net of payable	—	15,057	(15,528)	471	—	—	—
Income taxes payable/refundable	(21)	2,774	(4,640)	—	(1,887)	—	(1,887)
Accrued liabilities	—	4,267	(9)	(96)	4,162	—	4,162

Net cash provided by operating activities	—	14,752	(5,893)	52	8,911	—	8,911

Cash flows from investing activities - Purchase of property	—	—	(82)	—	(82)	—	(82)

Cash flows from financing activities - Long-term debt repayments	—	(14,752)	(16)	—	(14,768)	—	(14,768)

Net increase (decrease) in cash and cash equivalents	—	—	(5,991)	52	(5,939)	—	(5,939)
Cash and cash equivalents - beginning of period	—	—	11,983	181	12,164	—	12,164

Cash and cash equivalents - end of period	$—	$—	$5,992	$233	$6,225	$—	$6,225

Condensed Consolidated Statements of Cash

Flows for the Three Months Ended

March 31, 2006 (In thousands)

	LLHI	Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(2,778)	$(1,005)	$5,568	$148	$1,933	$(4,711)	$(2,778)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	9,574	192	9,766	—	9,766
Amortization of deferred financing costs	59	486	—	—	545	—	545
Deferred taxes on income	(654)	(285)	(1,898)	—	(2,837)	—	(2,837)
Stock based compensation expense	—	—	95	—	95	—	95
Accretion of discount on long-term debt	2,387	99	—	—	2,486	—	2,486
Equity in earnings (losses) of subsidiaries	1,005	(5,568)	(148)	—	(4,711)	4,711	—
Effect of changes in operating assets and liabilities:
Accounts receivable	—	—	(1,016)	(101)	(1,117)	—	(1,117)
Prepaid expenses and other current assets	—	—	330	51	381	—	381
Other assets	—	—	(232)	—	(232)	—	(232)
Accounts payable	—	—	(752)	—	(752)	—	(752)
Intercompany receivable, net of payable	—	2,051	(2,751)	700	—	—	—
Income taxes payable/refundable	(19)	6,863	(5,438)	—	1,406	—	1,406
Accrued liabilities	—	4,494	933	(242)	5,185	—	5,185

Net cash provided by operating activities	—	7,135	4,265	748	12,148	—	12,148

Cash flows from investing activities - Purchase of property	—	—	(610)	(399)	(1,009)	—	(1,009)

Cash flows from financing activities - Long-term debt repayments	—	(7,135)	(18)	—	(7,153)	—	(7,153)
Purchase of treasury stock	—	—	(1)	—	(1)	—	(1)

Net cash used in financing activities	—	(7,135)	(19)	—	(7,154)	—	(7,154)

Net increase in cash and cash equivalents	—	—	3,636	349	3,985	—	3,985
Cash and cash equivalents - beginning of period	—	—	13,436	555	13,991	—	13,991

Cash and cash equivalents - end of period	$—	$—	$17,072	$904	$17,976	$—	$17,976

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of March 31, 2006 (dollars in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
Senior secured credit facilities	$247,000	$10,568	$14,158	$14,158	$14,158	$14,158	$179,800
Senior subordinated notes offered by Language Line, Inc.	165,000	—	—	—	—	—	165,000
Senior discount notes	108,993	—	—	—	—	—	108,993
Interest payments	288,704	35,725	40,867	39,488	45,807	52,125	74,692
Existing subordinated promissory notes	917	917	—	—	—	—	—
Operating leases	10,502	2,520	3,862	2,434	863	750	73

Total cash contractual obligations	$821,116	$49,730	$58,887	$56,080	$60,828	$67,033	$528,558

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

There have been no material changes from Risk Factors previously disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the restricted stock units repurchased by the Company during the first quarter of fiscal year 2006:

Fiscal Period	Total Number of Restricted Stock Units Purchased	Average Price Paid per Restricted Stock Unit
Three Months Ended March 31, 2006	10,000	$0.09

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification by Dennis G. Dracup pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Matthew T. Gibbs II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

(b) Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Monterey, California on September 19, 2006.

LANGUAGE LINE HOLDINGS, INC.

/s/ Dennis G. Dracup
Dennis G. Dracup
Chief Executive Officer and Director

/s/ Matthew T. Gibbs II
Matthew T. Gibbs II
Chief Financial Officer and Director