Form 10-Q
period 2006-09-30
Language Line Holdings, Inc.
filed 2006-11-03
CIK 1301406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

or

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$25,617	$13,991
Accounts receivable, net	23,903	22,329
Prepaid expenses and other current assets	2,232	2,681
Deferred taxes	1,073	621

Total current assets	52,825	39,622
Property and equipment, net	5,651	4,991
Goodwill	408,793	408,793
Intangible assets, net	377,048	403,056
Deferred financing costs, net	11,538	13,173
Other assets	319	96

Total assets	$856,174	$869,731

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,950	$1,208
Accrued interest	9,769	4,848
Accrued payroll and related benefits	1,783	817
Accrued cost of interpreters	968	1,288
Other accrued liabilities	2,406	1,786
Income taxes payable	2,644	2,341
Current portion of long-term debt	14,158	18,638

Total current liabilities	34,678	30,926
Long-term debt	225,813	236,431
Senior subordinated notes	161,619	161,315
Senior discount notes	75,354	67,996
Deferred taxes	151,929	159,643

Total liabilities	649,393	656,311

Stockholders’ equity:
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	227,061	228,015
Accumulated deficit	(20,280)	(13,343)
Deferred stock compensation	—	(1,252)

Total stockholders’ equity	206,781	213,420

Total liabilities and stockholders’ equity	$856,174	$869,731

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Revenues	$41,039	$36,362	$121,201	$107,786
Cost of services	14,332	12,243	42,575	36,547
Other expenses:
Selling, general and administrative	7,067	5,603	21,364	18,685
Interest - net	13,701	12,607	40,139	36,914
Depreciation and amortization	8,249	9,797	27,826	29,427

Total other expenses	29,017	28,007	89,329	85,026

Other income:
Special Payment Received (Note 2)	795		795

Total other income	795	—	795	—

Loss before income taxes	(1,515)	(3,888)	(9,908)	(13,787)
Income tax expense (benefit)	(291)	(1,317)	(2,971)	(4,815)

Net loss	$(1,224)	$(2,571)	$(6,937)	$(8,972)

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Cash flows from operating activities:
Net loss	$(6,937)	$(8,972)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,826	29,427
Amortization of deferred financing costs	1,635	1,596
Deferred taxes	(8,166)	(9,041)
Stock based compensation expense	313	276
Loss from derivative instruments	—	4
Accretion of discount on notes	7,662	6,692
Effect of changes in operating assets and liabilities:
Accounts receivable	(1,574)	(1,667)
Prepaid expenses and other current assets	449	(382)
Other assets	(223)	62
Accounts payable	1,742	(219)
Income taxes payable/refundable	303	(609)
Accrued interest, payroll and other liabilities	6,187	7,343

Net cash provided by operating activities	29,217	24,510

Cash flows from investing activities :
Purchase of property	(2,478)	(999)

Net cash used in investing activities	(2,478)	(999)

Cash flows from financing activities :
Long-term debt repayments	(15,098)	(21,422)
Repurchase of restricted stock units	(15)	—
Capital contribution from Parent	—	995

Net cash used in financing activities	(15,113)	(20,427)
Net increase in cash and cash equivalents	11,626	3,084
Cash and cash equivalents - beginning of period	13,991	12,164

Cash and cash equivalents - end of period	$25,617	$15,248

Supplemental cash flow disclosures:
Cash paid for interest	$26,143	$20,800

Cash paid for income taxes	$4,893	$4,835

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended September 30, 2006 and the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 of Language Line Holdings, Inc., which are included in the Form 10-K filed with the SEC on April 12, 2006.

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

Principles of Consolidation - The condensed consolidated financial statements include the accounts of LLHI, LLI, LLC and LLC’s wholly-owned subsidiaries as of December 31, 2005 and September 30, 2006, and for the three months ended September 30, 2005 and 2006 and for the nine months ended September 30, 2005 and 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

Comprehensive Income – SFAS No. 130, Reporting Comprehensive Income, requires that the Company report comprehensive income, which includes net income (loss) as well as other changes in assets and liabilities recorded directly to equity, in its financial statements. There were no components of comprehensive income other than net income (loss) for all periods presented.

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

The following table illustrates the effect on net income if the Predecessor and the Company had applied the fair value recognition provisions of SFAS No. 123 and in accordance with SFAS No. 148, Accounting of Stock-Based Compensation – Transition and Disclosure, An amendment of FASB Statement No. 123, to stock-based employee compensation prior to January 1, 2006 (in thousands):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss), as reported	$(2,571)	$(8,972)
Add total stock-based employee compensation expense included in reported net income, net of related tax effects	57	171
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(57)	(171)

Pro forma net income (loss)	$(2,571)	$(8,972)

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

On January 1, 2006, deferred compensation related to awards issued prior to the adoption of SFAS 123(R) was reduced to zero with a corresponding decrease to capital surplus. SFAS 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its Financial Statements as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities.

Stock-based compensation expense related to restricted stock units of Language Line Holdings, LLC, the Company’s ultimate parent, recognized under SFAS 123(R) for the three months and nine months ended September 30, 2006 was $105,000 and $313,000, respectively. As of September 30, 2006, total unrecognized compensation cost, net of estimated forfeitures, was $1.2 million related to restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.1 years.

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

The following table reflects activity under the restricted stock unit plan from December 31, 2005 through September 30, 2006 (in thousands, except per share amounts):

	Number of Units (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2005	19,405	$0.09
Granted	3,700	$0.09
Repurchased	(154)	$0.09
Forfeited	(777)	$0.09

Outstanding, September 30, 2006	22,174	$0.09	3.23

A summary of the status of the Company’s nonvested shares as of September 30, 2006 and changes during the period is presented below:

Nonvested Units	Number of Units (000)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	17,464	$0.09
Granted	3,700	$0.09
Vested	(3,705)	$0.09
Repurchased	(139)	$0.09
Forfeited	(704)	$0.09

Outstanding, September 30, 2006	16,616	$0.09

Restricted stock units granted vest over a 5 year cliff vesting schedule. During both the three months and nine months ended September 30, 2006 3.7 million units vested. Recipients of restricted stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units. Compensation expense for restricted stock units is recognized on a straight-line basis over the vesting period, using the restricted stock unit’s fair value on the grant date.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes guidance for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Recognition of an asset or liability is required if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. FIN 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in equity. We are currently evaluating FIN 48 to determine its effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. It is effective for us beginning in fiscal year 2008. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The “roll-over” method focuses primarily on the effect of a misstatement on the income statement, including the reversing effect of prior year misstatements, but can lead to the accumulation of misstatements in the balance sheet. The “iron-curtain” method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 requires that the materiality be evaluated using the dual approach on each of the affected financial statement and related financial statement disclosure. If the analysis indicates that the prior year financial statements are materially misstated when all relevant quantitative and qualitative factors are considered, then they would need to be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” If the misstatement was material to the current year, but immaterial to the prior year financial statements, the prior year financial statements would need to be corrected, but would not require previously filed reports to be amended.

At initial application of SAB 108, two alternative methods are available to correct all identified misstatements that were previously considered immaterial, but may be material under the guidance of SAB 108, either by (1) the retrospective adjustments to prior period financial statements or (2) the cumulative effect adjustment to the opening retained earnings balance. The cumulative effect method is available only at the time of initial application and requires disclosure of the nature and amount of each individual amount being corrected as well as information about how and when each error arose.

SAB 108 will be effective for us at the end of this fiscal year ending December 31, 2006. We are currently in the process of determining the effect that the adoption of this statement will have on our consolidated financial condition and results of operations.

2. Special Payment Received

On June 11, 2004 as part of the Merger, $30.0 million of the Merger consideration was deposited into an escrow account on behalf of the stockholders and optionholders of the Predecessor to secure their potential indemnity obligations to LLI. Final settlement of potential obligations was reached with the previous owners on July 25, 2006. The Company concluded there is not a clear and direct link to the original purchase price for the settlement of the escrow account, and the settlement is more general in nature for potential tax liabilities. Therefore, since there was no direct and clear link to the original purchase price, the final settlement of $795,000 was recorded into other income in the third quarter of 2006.

3. Guarantor and Non-Guarantor Subsidiaries

The Company’s outstanding public debt (the “Senior Subordinated Notes”) is jointly and severally, fully and unconditionally guaranteed by the Company and certain of its subsidiaries (the “Guarantor Subsidiaries”). The Company or Parent Company has no independent assets or operations. The subsidiaries are 100% owned by the Company. At September 30, 2006, a total of approximately $161.6 million of Senior Subordinated Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly-owned subsidiaries of the Company. Separate financial statements of the Company and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.

The non-guaranteeing subsidiaries represent less than 3% on an individual and aggregate basis of consolidated assets, pre-tax earnings, cash flow and equity. Therefore, the non-guarantor subsidiaries’ information is not separately presented.

There are no current restrictions on the ability of the Guarantor Subsidiaries to make payments under the guarantees referred to above. The obligations of each guarantor under its guarantee are limited to the maximum amount permitted under Bankruptcy Law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act, or any similar Federal or state law (e.g. laws requiring adequate capital to pay dividends) respecting fraudulent conveyance or fraudulent transfer.

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

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Statement of Operations data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	34.9%	33.7%	35.1%	33.9%
Other expenses:
Selling, general and administrative	17.2%	15.4%	17.6%	17.3%
Interest, net	33.4%	34.7%	33.1%	34.2%
Depreciation and amortization	20.1%	26.9%	23.0%	27.3%

Total other expenses	70.7%	77.0%	73.7%	78.9%

Other income:
Special Payment Received	1.9%	0.0%	0.7%	0.0%

Total other income	1.9%	0.0%	0.7%	0.0%

Income (loss) before income taxes	(3.7)%	(10.7)%	(8.1)%	(12.8)%
Income tax provision (benefit)	(0.7)%	(3.6)%	(2.5)%	(4.5)%

Net income (loss)	(3.0)%	(7.1)%	(5.6)%	(8.3)%

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005.

Revenues for the three months ended September 30, 2006 were $41.0 million as compared to $36.3 million for the three months ended September 30, 2005, an increase of $4.7 million or 12.9%. The majority of the increase in revenue is driven by a 19.9% increase in OPI billed minutes offset by a 6.2% decline in the average rate per billed minute.

Cost of services consists primarily of costs associated with interpretation services and customer support. Significant cost components include compensation of interpreters and telecommunication charges. For the three months ended September 30, 2006, cost of services were $14.3 million as compared to $12.2 million for the three months ended September 30, 2005, an increase of $2.1 million or 17.2%. This increase was primarily due to increased interpretation minutes.

Selling, general and administrative expenses for the three months ended September 30, 2006 were $7.1 million as compared to $5.6 million for the three months ended September 30, 2005, an increase of $1.5 million or 26.8%. This increase was primarily due to the results of an increase in marketing and sales initiatives, in addition to increased audit and tax related fees.

Interest expense for the three months ended September 30, 2006 was $13.7 million as compared to $12.6 million for the three months ended September 30, 2005. This increase was primarily the result of an increase in interest rates.

Depreciation and amortization was $8.2 million for the three months ended September 30, 2006 compared to $9.8 million for the three months ended September 30, 2005.

The tax benefit on loss for the three months ended September 30, 2006 was $0.3 million as compared to $1.3 million of tax benefit on loss for the three months ended September 30, 2005, a decrease of $1.0 million, primarily due to a decrease in loss before income taxes. The effective tax rate for the three months ended September 30, 2006 was 19.2% as compared to 33.9% for the three months ended September 30, 2005. The decrease in the effective rate of the tax benefit is primarily a result of an increase in the amount of expenses not deductible for tax purposes (principally nondeductible interest related to senior discount notes and expenses related to a deferred stock compensation plan) in conjunction with a significantly reduced loss before income taxes.

As a result of the factors described above, net loss was $1.2 million for the three months ended September 30, 2006 as compared to a net loss of $2.6 million for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005.

Revenues for the nine months ended September 30, 2006 were $121.2 million as compared to $107.8 million for the nine months ended September 30, 2005, an increase of $13.4 million or 12.5%. The majority of the increase in revenue is driven by a 19.0% increase in OPI billed minutes offset by a 6.0% decline in the average rate per billed minute.

Cost of services consists primarily of costs associated with interpretation services and customer support. Significant cost components include compensation of interpreters and telecommunication charges. For the nine months ended September 30, 2006, cost of services was $42.6 million as compared to $36.5 million for the nine months ended September 30, 2005, an increase of $6.1 million or 16.4%. This increase was primarily due to increased interpretation minutes.

Selling, general and administrative expenses for the nine months ended September 30, 2006 were $21.4 million as compared to $18.7 million for the nine months ended September 30, 2005, an increase of $2.7 million or 14.4%. This increase was primarily due to the results of an increase in marketing and sales initiatives, in addition to increased audit and tax related fees.

Interest expense for the nine months ended September 30, 2006 was $40.1 million as compared to $36.9 million for the nine months ended September 30, 2005. This increase was primarily the result of an increase in interest rates.

Depreciation and amortization was $27.8 million for the nine months ended September 30, 2006 as compared to $29.4 million for the nine months ended September 30, 2005.

The tax benefit on loss for the nine months ended September 30, 2006 was $3.0 million as compared to $4.8 million of tax benefit on loss for the nine months ended September 30, 2005, a decrease of $1.8 million, primarily due to a decrease in loss before income taxes. The effective tax rate for the nine months ended September 30, 2006 was 29.9% compared to 34.9% for the nine months ended September 30, 2005. The decrease in the effective rate of the tax benefit is primarily a result of an increase in the amount of expenses not deductible for tax purposes (principally nondeductible interest related to senior discount notes and expenses related to a deferred stock compensation plan) in conjunction with a significantly reduced loss before income taxes.

As a result of the factors described above, net loss was $6.9 million for the nine months ended September 30, 2006 as compared to a net loss of $9.0 million for the nine months ended September 30, 2005.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2006 was $29.2 million compared with net cash provided by operating activities during the nine months ended September 30, 2005 of $24.5 million. This increase is mainly attributable to the timing of accounts payable related payments offset by a decrease attributable to accounts receivable.

Investing Activities. Net cash used in investing activities was $2.5 million for the nine months ended September 30, 2006, compared to $1 million for the nine months ended September 30, 2005. This increase was attributable to capital expenditures spending.

Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2006 was $15.1 million, compared to $20.4 million during the nine months ended September 30, 2005. The decrease of $5.3 million is the result of a decrease in principal payments made on our senior secured debt.

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

Debt Service. As of September 30, 2006, we had total indebtedness of $476.9 million and $40.0 million of borrowings available under our revolver credit facility, as defined in our loan agreement and subject to customary conditions.

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

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of September 30, 2006 (dollars in thousands):

	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Senior secured credit facilities	$239,971	$3,539	$14,158	$14,158	$14,158	$14,158	$179,800
Senior subordinated notes offered by Language Line, Inc.	165,000	—	—	—	—	—	165,000
Senior discount notes	108,993	—	—	—	—	—	108,993
Interest payments	268,000	15,021	40,867	39,488	45,807	52,125	74,692
Operating leases	9,142	1,015	3,892	2,499	883	769	84

Total cash contractual obligations	$791,106	$19,575	$58,917	$56,145	$60,848	$67,052	$528,569

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

Stock-Based Compensation – We account for stock-based compensation in accordance with SFAS No. 123(R), “Share Based Payments”. Under SFAS 123(R), the Company determines the fair value of restricted stock units from the probability-weighted expected return method. Under this method, the value of an enterprise’s common stock is estimated from an analysis of the future values for the Company assuming various possible future liquidity events. SFAS 123(R) requires that the Company recognize compensation expense for only the portion of restricted stock units that are expected to vest, rather than recording forfeitures when they occur, as previously permitted. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the restricted stock units repurchased by the Company during the three months and nine months ended, September 30, 2006:

Fiscal Period	Total Number of Restricted Stock Units Purchased	Average Price Paid per Restricted Stock Unit
Three Months Ended September 30, 2006	0	N/A
Nine Months Ended September 30, 2006	154,345	$0.09

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Monterey, California on November 3, 2006.

LANGUAGE LINE HOLDINGS, INC.

/s/ Dennis G. Dracup
Dennis G. Dracup
Chief Executive Officer and Director

/s/ Matthew T. Gibbs II
Matthew T. Gibbs II
Chief Financial Officer and Director