Form 10-K
period 2006-12-31
Language Line Holdings, Inc.
filed 2007-03-16
CIK 1301406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of December 31, 2006, there were 1,000 shares of the registrant’s common stock, $.01 par value, which is the only class of common stock of the registrant. There is no market for the registrant’s common stock, all of which is held by Language Line Holdings, LLC.

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

The Merger, Escrow Settlement and Financing Transactions

On June 11, 2004, LLI, an indirect subsidiary of ABRY Partners (“ABRY”) acquired the Predecessor in a transaction accounted for under the purchase method of accounting (the “Merger”). The aggregate purchase price was $718.1 million. The merger agreement contains customary representations and warranties and covenants. At closing, $30.0 million of the Merger consideration was deposited into an escrow account on behalf of the stockholders and optionholders of the Predecessor to secure their potential indemnity obligations to LLI and payment of any post-closing adjustment to the Merger consideration to LLI. Since the Merger, periodic payments from the escrow account have been paid to the stockholders and optionholders of the Predecessor according to a pre-determined payment schedule. Final settlement of the escrow account was reached with the previous owners on July 25, 2006. In final settlement of the escrow account, the Company received $795,000 for potential tax liabilities. As the Company had already recorded these additional tax liabilities subsequent to the Merger and concluded there is not a clear and direct link to the original purchase price, the settlement amount of $795,000 was recorded as other income in the third quarter of 2006.

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

Company Overview

We are a global provider of over-the-phone interpretation (“OPI”) services from English into more than 150 different languages, 24 hours a day, seven days a week. Our specially-trained, proprietary base of interpreters perform value-added OPI services which facilitate critical business transactions and delivery of emergency and government services between our customers and limited English proficiency (“LEP”) speakers throughout the world. In 2006, we helped more than 24 million people communicate across linguistic and cultural barriers. We offer our customers a high-quality, cost-effective alternative to staffing in-house multilingual employees or using face-to-face interpretation. Through our OPI services, we improve our customers’ revenue potential, customer service and competitiveness by enhancing their ability to effectively serve the growing population of current and prospective LEP speakers.

Products and Services

We offer three categories of over-the-phone interpretation services: (i) subscribed interpretation, designed for business customers with frequent interpretation needs; (ii) membership interpretation, designed for business customers with infrequent interpretation needs; and (iii) personal interpretation, designed for individuals who require infrequent interpretation services. Subscribed interpretation accounted for 99% of our 2004, 2005, and 2006 revenues, whereas membership interpretation, personal interpretation and document translation accounted for the remainder. Usage for the majority of customers is billed in one-minute increments. Price per billed minute is typically based on the language requested and time of day, subject to discounts related to billed minute volume pricing arrangements with certain customers.

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

We offer OPI services to our customers in over 150 different languages. Our top 10 languages accounted for over 90% of our billed minutes in 2006, with Spanish-language OPI accounting for approximately 72% of our total billed minutes in 2006.

Customers

Four industries: insurance, financial services, healthcare and government, accounted for 72% of our revenues in 2006, and collectively, these industries have demonstrated a compound annual growth rate in billed minutes of over 17% from 2001 to 2006. In 2006, the health care industry accounted for 31% of our revenues, the financial industry accounted for 18%, and our largest customer accounted for approximately 3% of our revenues, while our largest 100 customers represented 53% of our revenues.

Interpreters

We have assembled and organized our interpreters to deliver superior service quality in a cost-effective manner. As of December 31, 2006, we managed a total of 2,579 interpreters, composed of 485 full-time interpreters, 1,723 agency interpreters and 371 independent contractor interpreters. Full-time interpreters and agency interpreters are typically scheduled and generally handle our high-volume languages; receive extensive, company-designed training; and are supplemented by independent contractors for peak call volumes and for lower-volume languages. The current average tenure of our full-time, agency and independent contractor interpreters is approximately 5, 4 and 3 years, respectively. The majority of our interpreters work from home in the United States, with an increasing number of interpreters located in global interpretation centers.

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

Our proprietary call routing system enables us to efficiently handle significantly more call volume than our outsourced OPI competitors. Our proprietary call-handling system, Telephone Interpretation Technology and Networking (“TITAN”), allows us to efficiently handle hundreds of simultaneous calls. This allows us to quickly connect our interpreters to our customers.

We rely upon a fully integrated scheduling program, Prime Time Enterprise (“PTE”), that generates monthly forecasts of volume by language against planned interpreter attendance to produce a schedule for the following month. PTE also captures historical transaction records (e.g., hours worked by interpreter) from the database servers and provides linkage to the payroll system. PTE has been modified by us to incorporate over ten years of historical call volume data in fifteen minute increments and analyze patterns of total call volume, language usage, industry distribution and customer distribution in order to optimize the time our interpreters are occupied. PTE enables us to forecast and optimize interpreter occupancy for twelve months into the future.

Our systems are comprised of multiple Avaya MultiVantage Private Branch Exchanges (“PBXs”), conversant systems and computer-telephony (“CTI”) servers. We also utilize multiple database servers. We maintain multiple systems and servers in order to provide valuable redundancy in the event of an interruption in service.

Sales and Marketing

We have expanded our sales and marketing team professionals who have been trained to serve current customers and target new customer accounts throughout the United States. Our professionals have detailed customer and industry analysis at their disposal. In the United States, we will pursue significant revenue opportunities from new accounts within our targeted industry segments. We also continue pursuing geographical diversification opportunities in the United Kingdom, Canada and Asia. The Company operates as a single segment.

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

Based on our competitive assessment, we believe on one or more of the following attributes: connection speeds, reliability, breadth of languages and quality of interpreters that our performance compared to the performance of our competitors is more desirable to our customers. We believe these service attributes are key considerations in the purchase decisions for our customers. This is particularly true for organizations concerned with compliance with Title VI of the Civil Rights Act of 1964 which requires companies to have interpretation services for LEP speakers in order to qualify for federal funding.

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

Employee and Labor Relations

Full-time employees are classified as those who are remunerated on a salaried or an hourly basis, and receive corporate benefits from us. Agency employees are also paid on an hourly basis, but are employed by a staffing agency and are eligible for benefits from the staffing agency. Independent contractors are defined as those interpreters that are paid by the minute of interpretation and do not receive any corporate benefits or direction from us. Full-time employee and agency employee interpreters are scheduled and generally handle our high-volume languages, receive training and are supplemented by independent contractor interpreters for peak volumes and for lower-volume languages. The majority of our interpreters work from home in the United States, with an increasing number of interpreters located in global interpretation centers which are mainly located in Central America. Our employees are non-unionized.

As of December 31, 2006, we employed or contracted for 2,750 workers as follows:

Function	Full-Time Employees	Agency Employees	Independent Contractors	Total
Interpreters	485	1,723	371	2,579
Operations	49	6	—	55
Sales & Marketing	46	9	—	55
Customer Care	15	5	—	20
Information Technology	20	—	1	21
Finance	11	—	—	11
Administrative	8	1	—	9

Total	634	1,744	372	2,750

ITEM 1A:	RISK FACTORS

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

Our success depends upon continued demand for our services from our customers within the industries we serve. A significant downturn in the insurance, healthcare, financial services or government industries, which together accounted for a majority of our net revenues in 2006, or a trend in any of these industries to reduce or eliminate their use of OPI services may negatively impact our results of operations.

Our continued success depends on our customers’ trend toward outsourcing OPI services.

Our business depends on the continued need for outsourced OPI services as driven by general economic and public policy factors. These trends may not continue, as businesses and organizations may either elect to perform OPI services in-house or discontinue OPI services, both of which would have a negative effect on our revenues. Additionally, Spanish-English interpretation services accounted for the majority of our total OPI billed minutes in 2006. A decision by our customers to conduct an increasing amount of OPI services in-house, especially for the rapidly growing Spanish-speaking community, could have an adverse effect on our business, financial condition and results of operations.

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

Our success is largely dependent upon the efforts, direction, and guidance of our senior management. Our continued growth and success also depends in part on our ability to attract and retain qualified managers and on the ability of our executive officers and key employees to manage our operations successfully. The loss of Dennis Dracup, Chief Executive Officer, or Jeffrey Grace, Chief Financial Officer, or our inability to attract, retain or replace key management personnel in the future could have a material adverse effect on our business.

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

ITEM 1B: UNRE SOLVED STAFF COMMENTS

Not applicable.

*     *     *

ITEM 2: PROPERTIES

Together with our subsidiaries, we presently operate the following facilities:

Location	Purpose	Sq Ft	Lease/Own	Expiration
Monterey, CA	Headquarters and Interpretation Center	28,020	Leased	December 2010
Elk Grove, Illinois	Interpretation Center	5,026	Leased	November 2011
Dominican Republic	Interpretation Center	16,527	Leased	October 2009
Panama (2 leases)	Interpretation Center	10,076/12,273	Leased	November 2011 and April 2008
Costa Rica (2 leases)	Interpretation Center	11,153/11,190	Leased	April 2007 and 2008

The Company believes its facilities are adequate for its current and reasonably anticipated future needs.

ITEM 3: LEG AL PROCEEDINGS

We are party to various lawsuits arising in the normal course of business. While the amount of liability that may result from these matters cannot be determined, we believe the ultimate liability will not materially affect our financial position or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5: MARKET FOR RE GISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The selected historical consolidated financial data presented below should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s and the Predecessor’s audited consolidated financial statements in conjunction with “Item 15 – Exhibits and Financial Statement Schedules” and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. Historical operating results in the following table are not necessarily indicative of the results of operations to be expected in the future.

Selected Consolidated Financial Data

				Predecessor
	Years Ended December 31,		June 12 to December 31, 2004	January 1 to June 11, 2004		Years Ended December 31,
	2006	2005				2003		2002
Statement of Operations Data:
Revenues	$163,294	$144,878	$80,284	$64,692		$140,641		$133,318
Costs of services	57,832	49,275	25,973	21,512		47,928		49,133
Other expenses:
Selling, general and administrative (4)	28,891	24,635	12,441	10,423		24,221		20,896
Interest	54,161	50,117	25,685	6,031		12,025		20,168
Merger related expenses	—	—	104	9,848		—		—
Depreciation and amortization	36,409	39,217	21,709	1,735		3,612		2,787

Total other expenses	119,461	113,969	59,939	28,037		39,858		43,851

Other income:
Interest	798	285	287	49		—		—
Escrow settlement (3)	795	—	—	—		—		—

Total other income	1,593	285	287	49		—		—

Income (loss) before taxes on income	(12,406)	(18,081)	(5,341)	15,192		52,855		40,334
Taxes (benefit) on income (loss)	(2,895)	(8,465)	(1,614)	5,968		20,467		15,415

Net income (loss)	$(9,511)	$(9,616)	$(3,727)	$9,224		$32,388		$24,919

Other Financial Data:
Ratio of earnings to fixed charges (1) (2)				1.97	x	5.30	x	2.97	x
Balance Sheet Data at end of period:
Cash and cash equivalents	$20,236	$13,991	$12,164	$11,475		$4,571		$4,930
Total assets	843,966	869,731	904,688	263,566		263,425		262,278
Total long-term debt (5)	476,097	484,380	499,644	224,890		239,081		202,727
Stockholders’ equity (deficit)	204,283	213,420	222,770	8,740		(6,578)		31,161

(1)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes plus fixed charges. Fixed charges consist of interest expense, deferred financing costs written off (included in Merger related expenses) and one-third of operating rental expense which management believes is representative of the interest component of rent expense.
(2)	For the period from June 12, 2004 to December 31, 2004 and for the years ended December 31, 2005 and 2006, respectively, the ratio of earnings to fixed charges was less than one because of net losses.
(3)	On June 11, 2004 as part of the Merger, $30.0 million of the Merger consideration was deposited into an escrow account on behalf of the stockholders and optionholders of the Predecessor to secure their potential indemnity obligations to LLI. Since the Merger, periodic payments from the escrow account have been paid to the stockholders and optionholders of the Predecessor according to a pre-determined payment schedule. Final settlement of the excrow account was reached with the previous owners on July 25, 2006. In final settlement of the escrow account, the Company received $795,000 for potential tax liabilities. As the Company had already recorded these additional tax liabilities subsequent to the Merger and concluded there is not a clear and direct link to the original purchase price, the settlement amount of $795,000 was recorded into other income in the third quarter of 2006.
(4)	Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123( R), “Share-Based Payment,”, which establishes the accounting for employee stock-based awards. The Company adopted SFAS No. 123( R) and as a result, periods prior to January 1, 2006 have not been restated. The Company recognized stock-based compensation of $0.4 million for grants of its Holdings Class C restricted stock units in Selling, General and Administrative for 2006, consistent with compensation recorded for all employees who had previously received grants since the Merger date. See further discussion in Note 7, “Stock-Based Compensation” in our “Consolidated Financial Statements.”
(5)	Note that total long-term debt includes the current portion of long-term debt.

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

Introduction

We believe we are the leading global provider of OPI services from English into more than 150 different languages, 24 hours a day, seven days a week. Our specially-trained, proprietary base of interpreters perform value-added OPI services which facilitate critical business transactions and delivery of emergency and government services between our customers and LEP speakers throughout the world. In 2006, we helped more than 24 million people communicate across linguistic and cultural barriers by providing OPI services to our customers. We offer our customers a high-quality, cost-effective alternative to staffing in-house multilingual employees or using face-to-face interpretation. Through our OPI services, we improve our customers’ revenue potential, customer service and competitiveness by enhancing their ability to effectively serve the growing population of current and prospective LEP speakers.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment”. Under SFAS 123(R), the Company determines the fair value of its Language Line Holdings, LLC (“Holdings”) Class C restricted stock units pursuant to the probability-weighted expected return method. Under this method, the value of an enterprise’s common stock is estimated from an analysis of the future values for the Company assuming various possible future liquidity events. SFAS 123(R) requires that the Company recognize compensation expense for only the portion of restricted stock units that are expected to vest, rather than recording forfeitures when they occur, as previously permitted. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

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

Historical Performance

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

				Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	June 12, 2004 to December 31, 2004	January 1, 2004 to June 11, 2004
Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	35.4%	34.0%	32.4%	33.3%
Other expenses:
Selling, general and administrative	17.7%	17.0%	15.5%	16.1%
Interest	33.2%	34.6%	32.0%	9.3%
Merger related expenses	—	—	0.1%	15.2%
Depreciation and amortization	22.3%	27.1%	27.0%	2.7%

Total other expenses	73.2%	78.7%	74.6%	43.3%

Other income:
Interest	0.5%	0.2%	0.4%	0.1%
Escrow settlement	0.5%	—	—	—

Total other income	1.0%	0.2%	0.4%	0.1%

Income (loss) before income taxes	(7.6%)	(12.5%)	(6.6%)	23.5%
Income tax provision (benefit)	(1.8%)	(5.8%)	(2.0%)	9.2%

Net income (loss)	(5.8%)	(6.7%)	(4.6%)	14.3%

In the discussion of our financial statements for the year ended December 31, 2006 compared to the year ended December 31, 2005, and for the year ended December 31, 2005 compared to the year ended December 31, 2004 in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to financial statements for the year ended December 31, 2004 as “combined” for comparative purposes. Those combined financial results for the year ended December 31, 2004 represent the sum of the financial data for Language Line Holdings, Inc. (Predecessor) for the period January 1, 2004 through June 11, 2004 and the financial data for Language Line Holdings, Inc. for the period from its inception at June 12, 2004 through December 31, 2004. We further refer to the period from our inception at June 12, 2004 through December 31, 2004 as the June 12, 2004 through December 31, 2004 period, because we had no operations in the period from April 14, 2004, our date of incorporation, to June 11, 2004, the closing date of the Merger. These combined financial results are for informational purposes only and do not purport to represent what our financial position would have actually been in such periods had the Merger occurred prior to June 11, 2004. The statement of operations data of the Predecessor is not directly comparable to that for the Company as the financial statements were derived from separate entities with a different accounting basis.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.

Revenues for the year ended December 31, 2006 were $163.3 million as compared to $144.9 million for the year ended December 31, 2005, an increase of $18.4 million or 12.7%. The majority of this increase in revenue is driven by a 18.7% increase in OPI billed minutes, offset by an 5.0% decline in the average rate per billed minute driven by our pricing strategy. Our pricing strategy is designed to increase revenues by opportunistically reducing average rate per minute pricing in order to stimulate growth in billed minute volume.

For the year ended December 31, 2006, total costs of services was $57.8 million as compared to $49.3 million for the year ended December 31, 2005, an increase of $8.5 million or 17.2%. This increase was primarily due to increased interpretation minutes, partially offset by efficiencies gained from continued business process improvements.

Selling, general and administrative expenses for the year ended December 31, 2006 were $28.9 million as compared to $24.6 million for the year ended December 31, 2005, an increase of $4.3 million or 17.5%. This increase was primarily due to the results of an increase in sales initiatives, in addition to increased audit and tax related fees.

Interest expense for the year ended December 31, 2006 was $54.2 million as compared to $50.1 million for the year ended December 31, 2005, an increase of $4.1 million or 8.2%. This increase was the result of an increase in interest expense for our senior discount note along with higher LIBOR interest rates.

Interest income for the year ended December 31, 2006 was $0.8 million as compared to $0.3 million for the year ended December 31, 2005, an increase of $0.5 million or 166.7%. This increase was the result of higher interest rates and higher cash balances throughout the year.

Depreciation and amortization was $36.4 million for the year ended December 31, 2006 as compared to $39.2 million for the year ended December 31, 2005, a decrease of $2.8 million or 7.1%. This decrease was principally attributable to an intangible asset being fully amortized in 2006.

Escrow settlement of $795,000 for the year ended December 31, 2006 was a result of final settlement of the escrow account related to the Merger. Final settlement of the escrow account was reached with the previous owners on July 25, 2006. In final settlement of the escrow account, the Company received $795,000 for potential tax liabilities. As the Company had already recorded these additional tax liabilities subsequent to the Merger and concluded there is not a clear and direct link to the original purchase price, the settlement amount of $795,000 was recorded into other income in the third quarter of 2006.

Tax benefit on loss for the year ended December 31, 2006 was $2.9 million compared to $8.5 million of tax benefit on loss for the year ended December 31, 2005, a decrease of $5.6 million, primarily due to a decrease in loss before income taxes. The effective tax rate for the year ended December 31, 2006 was 23.3% as compared to 46.8% for the year ended December 31, 2005. The decrease in the effective rate of the tax benefit is primarily due to (1) the effects of a change in the estimated state tax rate on deferred taxes in 2005, (2) an increase in accruals for unresolved tax issues in 2006, and (3) an increase in the amount of expenses not deductible for tax purposes (principally nondeductible interest related to senior discount notes and expenses related to a deferred stock compensation plan) in conjunction with a decrease in loss before income taxes.

As a result of the factors described above, net loss was $9.5 million for the year ended December 31, 2006 as compared to net loss of $9.6 million for the year ended December 31, 2005, a decrease of $0.1 million or 1.0%.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

Revenues for the year ended December 31, 2005 were $144.9 million as compared to $145.0 million for the year ended December 31, 2004, a decrease of $0.1 million or 0.1%. The decrease relates to a decline in average rate per billed minutes. Our pricing strategy is designed to increase revenues by opportunistically reducing average rate per minute pricing in order to stimulate growth in billed minute volume.

For the year ended December 31, 2005, costs of services were $49.3 million as compared to $47.5 million for the year ended December 31, 2004, an increase of $1.8 million or 3.8%. This increase was primarily due to increased interpretation minutes, partially offset by efficiencies gained from continued business process improvements.

Selling, general and administrative expenses for the year ended December 31, 2005 were $24.6 million as compared to $22.9 million for the year ended December 31, 2004, an increase of $1.7 million or 7.4%. This increase was primarily due to the results of an increase in sales initiatives, in addition to increased audit and tax related fees.

Interest expense for the year ended December 31, 2005 was $50.1 million as compared to $31.7 million for the year ended December 31, 2004, an increase of $18.4 million or 58.0%. This increase was the result of additional debt outstanding, incurred as part of the Merger, for only part of the prior year but all of the current year.

Interest income for the year ended December 31, 2005 was $0.3 million as compared to $0.3 million for the year ended December 31, 2004. There was no change in interest income given that there were no large fluctuations in interest rates and cash balances throughout the year.

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

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities was $30.1 million for the year ended December 31, 2006 compared to $27.0 million for the year ended December 31, 2005, an increase of $3.1 million or 11.5%. This increase was mainly attributable to improved net loss in 2006 offset by an increase in cash interest payments of $7.3 million and an increase in cash tax payments of $1.5 million. Net cash provided by operating activities for the years ended December 31, 2005 and 2004 were $27.0 million and $46.3 million, respectively, a decrease of $19.3 million or 41.7%. This decrease was mainly attributable to an increase in costs of services in 2005, an increase in accounts receivable of approximately $2.7 million, an increase in cash interest payments of $9.3 million and an increase in cash tax payments of $4.1 million.

Investing Activities. Net cash used for investing activities was $2.9 million for the year ended December 31, 2006, compared to $1.6 million for the year ended December 31, 2005, an increase of $1.3 million or 81.3%. This increase was attributable to capital expenditures spending. Net cash used for investing activities for the years ended December 31, 2005 and 2004 were $1.6 million and 718.4 million, respectively, a decrease of 716.8 million or 99.8%. This decrease was mainly attributable to the Merger.

Financing Activities. Net cash used by financing activities for the year ended December 31, 2006 was $21.0 million, compared to net cash used of $23.6 million for the year ended December 31, 2005. The decrease of $2.6 million is the result of lower debt repayments, offset by payments related to loan fees and financing costs. Net cash used by financing activities for the year ended December 31, 2005 was $23.6 million, compared to net cash provided of 691.2 million for the year ended December 31, 2004. The decrease of 714.8 million is the result of issuance of common stock and debt borrowing related to the Merger, partially offset by payments related to loan fees and financing costs associated with the Merger.

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

Debt Service. As of December 31, 2006, we had total indebtedness of $476.1 million and $40.0 million of borrowings available under our revolver credit facility, as defined in our loan agreement.

The senior secured credit facilities consist of a six-year $40.0 million revolving credit facility and a seven-year amortizing $285.0 million term loan facility. Borrowings under the senior credit facilities generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. The applicable margin for revolving credit loans will vary based upon our leverage ratio as defined in the senior credit facilities. The senior credit facilities are collateralized by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interest owned by us in our existing and future domestic subsidiaries.

Our senior subordinated notes mature in 2012 and are guaranteed by each of our existing domestic restricted subsidiaries.

Our senior discount notes mature in 2013 and rank senior to all subordinated indebtedness.

Capital Expenditures. We expect to spend approximately $3.0 million in 2007 and approximately $3.0 million in 2008 to fund our capital expenditures as well as normal investments in telecommunications and company equipment. We plan to fund these expenditures through net cash flows from operations.

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

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of December 31, 2006 (dollars in thousands):

	Years Ending December 31,
	Total	2007	2008	2009	2010	2011	Thereafter
Senior secured credit facilities	$236,432	$17,251	$12,630	$12,630	$12,630	$181,291	$—
Senior subordinated notes offered by Language Line, Inc.	165,000	—	—	—	—	—	165,000
Senior discount notes	108,993	—	—	—	—		108,993
Interest payments	241,963	37,984	36,798	43,410	50,021	41,479	32,271
Operating leases	8,709	4,050	2,660	1,023	831	145	—

Total cash contractual obligations	$761,097	$59,285	$52,088	$57,063	$63,482	$222,915	$306,264

Interest payments with respect to the senior secured credit facilities assume a variable rate of 8.63%, which represents the most recent rate applicable to these facilitities. Both the senior subordinated notes offered by Language line, Inc. and the senior discount notes are 11 1/8% and 14 1/8% fixed rate notes, respectively. The senior discount note cash interest payments start in December 2009.

Recent Accounting Pronouncements

We adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment” as of January 1, 2006. Under SFAS 123(R), the Company determines the fair value of its Holdings Class C restricted stock units from the probability-weighted expected return method. Under this method, the value of an enterprise’s common stock is estimated from an analysis of the future values for the Company assuming various possible future liquidity events. SFAS 123(R) requires that the Company recognize compensation expense for only the portion of Holdings Class C restricted stock units that are expected to vest, rather than recording forfeitures when they occur, as previously permitted. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes guidance for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Recognition of an asset or liability is required if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. The provisions of FIN 48 are effective for us on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We anticipate the effect to our balance sheet as of January 1, 2007 to be immaterial.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. It is effective for us beginning in fiscal year 2008. We are currently evaluating the impact of adopting SFAS 157.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). This Statement is a fair value option for financial assets and financial liabilities and includes an amendment of FASB Statement No. 115 which covers accounting for certain investments in debt and equity securities. It is effective for us beginning in fiscal year 2008. We are currently evaluating the impact of adopting SFAS 159.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality, either of which was previously acceptable, and provides for a one-time cumulative effect transition adjustment. We adopted SAB No. 108 on its effective date, December 31, 2006, and it had no effect on our financial statements.

Escrow Settlement

On June 11, 2004 as part of the Merger, $30.0 million of the Merger consideration was deposited into an escrow account on behalf of the stockholders and optionholders of the Predecessor to secure their potential indemnity obligations to LLI. Since the Merger, periodic payments from the escrow account have been paid to the stockholders and optionholders of the Predecessor according to a pre-determined payment schedule. Final settlement of the escrow account was reached with the previous owners on July 25, 2006. In final settlement of the escrow account, the Company received $795,000 for potential tax liabilities. As the Company had already recorded these additional tax liabilities subsequent to the Merger and concluded there is not a clear and direct link to the original purchase price, the settlement amount of $795,000 was recorded into other income in the third quarter of 2006.

Debt Refinancing

On November 14, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Agreement”) which amends and restates the Original Credit Agreement dated as of June 11, 2004 and amended as of November 3, 2005, among LLI, the Company, the subsidiary guarantors party thereto.

The Agreement effects a refinancing and replacement of the Tranche B Term Loans currently outstanding under the Original Credit Agreement with a new class of Term Loans designated as “Tranche B-1 Term Loans”. The aggregate principal amount of the modified loan is equal to the aggregate principal amount of original loan under the Original Credit Agreement. The modified loan has terms, rights and obligations materially identical to the original loan except that the Applicable Margin for borrowings under the modified loan is 3.25% in the case of Eurodollar loans and 2.25% in the case of Alternate Base Rate Loans. In addition, the Agreement amended related definitions and contained immaterial modifications to various other provisions of the Original Credit Agreement

Off-Balance Sheet Arrangements

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

As of December 31, 2006, we had $274.0 million principal amount of fixed-rate debt and $276.4 million of available floating-rate debt (of which we borrowed $236.4 million). Based on the pro forma amounts outstanding under the revolver credit facility and the term loan, a hypothetical increase of one percentage point would cause an increase to interest expense of approximately $2.5 million on an annual basis on the floating rate debt.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is divided into two classes, employees and non-employees, with the non-employee directors represented by ABRY Partners, LLC (“ABRY”). Directors in each class have no designated term limits. Decisions regarding directors terms are made at the discretion of the ABRY directors. There are no family relationships among the directors and executive officers. The following table sets forth certain information regarding our directors and executive officers as of March 31, 2007.

Name	Age	Position
Dennis G. Dracup	53	Chief Executive Officer and Director
Louis F. Provenzano	47	President, Chief Operating Officer and Director
Jeffrey C. Grace	44	Chief Financial Officer and Director
James L. Moore Jr.	61	Chief Information Officer
Yung-Chung Heh	44	Vice President of Global Operations
Karen Gilhooly	48	Senior Vice President of Sales
Jeffrey M. Johnson	41	Vice President of Business Development
C.J. Brucato	33	Director
Peggy Koenig	50	Director
Azra Nanji	26	Director

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

Louis F. Provenzano has served as the Company’s President, Chief Operating Officer and Director since October 2006 and as Executive Vice President of Sales and Marketing since October 1, 2005. Mr. Provenzano joined us in November 2004 as Senior Vice President of Sales. Prior to joining us and since December 2002, Mr. Provenzano was Vice President of Worldwide Sales and Account Management for Metavante, a subsidiary of M&I Bank. Prior to that and since 1989, Mr. Provenzano held positions of Vice President of Worldwide Sales for Alysis Technologies (acquired by Pitney Bowes) and Senior Vice President of Loan Pricing Corporation (acquired by Reuters). Mr. Provenzano earned a B.A. degree from Boston College.

Jeffrey C. Grace has served as the Company’s Chief Financial Officer and Director since December 2006. Mr. Grace joined us in October 2004 as Controller. Prior to joining us and since December 1997, Mr. Grace was Vice President of Finance for Excelligence Learning Corporation. Prior to that and since 1993 Mr. Grace was an Executive Associate for EAB Associates. Mr. Grace began his career with Deloitte & Touche LLP. Mr. Grace is a Certified Public Accountant and earned a B.A. in Finance from California State University, Los Angeles.

James L. Moore Jr. joined us in 2000 as Chief Information Officer. Prior to joining us and since 1998, Mr. Moore was the Chief Information Officer of Borland Software Corporation and Director of Information Systems of Softbank Content Services Inc. Mr. Moore earned his M.S. and B.A. in Engineering from California State University Northridge.

Yung-Chung Heh joined the Company in 1989. Prior to her current position as Vice President, Global Operations, she was Vice President of International Sales. Prior to that, she was Director of Marketing and Sales and Director of Operations. Ms. Heh as an A.A. degree in Accounting, and a B.A. in English. She earned her M.A. in Translation and Interpretation (Chinese/English) from the Monterey Institute of International Studies.

Karen Gilhooly joined the Company in September 2006. Prior to joining the Company, Ms. Gilhooly was with Citigroup where she served as Managing Director of the Global Transactions group in the Corporate Investment Bank. In this capacity, Ms. Gilhooly led the North America sales effort for international payments and product franchising. Though the majority of Ms. Gilhooly’s career was spent with Citigroup in a variety of business management roles, she also held senior leadership positions in companies engaged in the emerging online bill payment technologies including Metavante, Intelidata and Princeton eCom. Ms Gilhooly attended the University of Illinois where she majored in History and English. She is a certified expert in several sales and business management disciplines.

Jeffrey M. Johnson has served as Vice President, Business Development since July, 2006. Mr. Johnson joined Language Line Services in 2002 in a Market Management position and in 2004 held the Director of Marketing position. Prior to Language Line Services, Mr. Johnson held senior Operations and Marketing positions at Pitney Bowes. Mr. Johnson holds an MBA with distinction from Northwestern University’s J.L. Kellogg Graduate School of Management, and a Bachelor of Science degree with honors from California Polytechnic State University

C.J. Brucato became a Director in June 2004. Mr. Brucato is a Principal of ABRY Partners, LLC, which he joined in 1996. Prior to joining ABRY, Mr. Brucato was a member of the Media, Telecommunications and Entertainment Investment Banking Group at Prudential Securities, Inc. He is presently a director (or the equivalent) of CapRock Holdings, Inc., CommerceConnect Media Holdings, Inc., Consolidated Theatres, LLC, Fanfare Media Works Holdings, Inc. and Hispanic Yellow Pages Network, LLC. Mr. Brucato earned his B.S.E. from Princeton University.

Peggy Koenig became a Director in June 2004. Ms. Koenig is a Managing Partner of ABRY Partners, LLC, which she joined in 1993. From 1988 to 1992, Ms. Koenig was a Vice President, Partner and member of the board of directors of Sillerman Communication Management Corporation, a merchant bank, which made investments principally in the radio industry and was responsible for the formation of the public radio company, SFX Broadcasting, Inc. From 1986 to 1988, Ms. Koenig was the Director of Finance for Magera Management, an independent motion picture financing company for Columbia and Tri-Star Pictures. She is presently a director (or the equivalent) of Commerce Connect Media Holdings, Inc., Fanfare Media Works Holdings, Inc., Hispanic Yellow Pages Network, LLC, Psychological Services, Inc. and ftw Publications. Ms. Koenig received her undergraduate degree from Cornell University and an M.B.A. from the Wharton School of the University of Pennsylvania.

Azra Nanji became a Director in June 2004. Ms. Nanji is a Vice President at ABRY Partners, LLC, which she joined in 2003. From 2001 to 2003, Ms. Nanji was an analyst in the Communications, Media, and Entertainment group at Goldman Sachs. She is presently a director of Country Road Communications and PSI. Ms. Nanji received her undergraduate degree from Duke University.

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

ITEM 11: EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

Because affiliates of ABRY own more than 50% of the voting common stock of Language Line Holdings, LLC (“Holdings’), we would be a “controlled company” within the meaning of Rule 4350(c)(5) of the Nasdaq Marketplace rules, which would qualify us for exemptions from certain corporate governance rules of The Nasdaq Stock Market LLC, including the requirement that compensation be determined by a majority of independent directors, or a compensation committee comprised solely of independent directors. As such, we do not have a standing compensation committee. However, decisions regarding compensation of the individuals named in the Summary Compensation Table (the “named executive officers”) and directors are made by certain of our non-employee directors, Peggy Koenig, C.J. Brucato and Azra Nanji, with Peggy Koenig acting as the chairperson. These individuals are referred to herein as the Compensation Committee.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the annual report on Form 10K.

This report has been provided by the Compensation Committee of the Board of Directors of the Company.

Peggy Koenig, Director, Chairperson of the Compensation Committee

C.J. Brucato, Director

Azra Nanji, Director

COMPENSATION DISCUSSION AND ANALYSIS

Our Compensation Committee is responsible for reviewing and approving the compensation of our named executive officers as well as reviewing and approving our incentive plans all presented by our Chief Executive Officer. Review and approval of compensation and incentives by the Compensation Committee is done annually as part of the Company’s budget review as well as on an as-needed basis, with the Board of Directors either approving or rejecting the Compensation Committee recommendations. The Compensation Committee is comprised solely of non-employee directors, consisting of Peggy Koenig, C.J. Brucato and Azra Nanji, with Peggy Koenig acting as the chairperson.

Compensation Objectives

We believe that our compensation program must support our strategy, be competitive, and provide both significant rewards for outstanding performance and clear financial consequences for underperformance. We also believe that a significant portion of the named executive officers’ compensation should be “at risk” in the form of annual and long-term incentive awards that are paid, if at all, based on individual and company accomplishment. The compensation awarded to our named executive officers for fiscal 2006, as well as prior years, was intended:

•	To encourage and reward strong performance; and

•	To motivate our named executive officers by providing them with a meaningful equity stake in the company.

Accounting and cost implications of compensation programs are considered in program design; however, the main driver of design is alignment with out business needs.

Role of the Compensation Committee and Executive Officers

The Compensation Committee of the Board of Directors approves and then recommends that the Board of Directors approve their recommendations for all compensation and awards to named executive officers, which include the chief executive officer, chief financial officer and the president/chief operating officer. For the remaining executive officers, the chief executive officer makes recommendations to the Compensation Committee that generally, with minor adjustments, are approved. With respect to equity compensation awarded to others, the chief executive officer recommends to the Compensation Committee the amounts of restricted stock to be granted. The Compensation Committee reviews and recommends that the Board of Directors approve their final recommendations.

Elements of our Compensation Program

Base Salary

Base salary is intended to provide fixed compensation to the named executive officers for their performance of core duties that contributed to our success as measured by the element of corporate performance mentioned above. The Compensation Committee reviews and approves base salary recommendations as presented by the chief executive officer. Base salary recommendations are intended to approximate the market value of a position, based on analysis of similar positions with essentially the same job responsibilities. Market data is provided to the Company by nationally recognized compensation consulting firms and executive search firms.

Annual Incentives

Annual incentives in the form of the Company’s “Bonus Plan” are intended to tie a significant portion of each of the named executive officer’s compensation to our annual performance. Additionally, the annual incentive allows us to recognize an individual’s performance in relation to special or strategic projects. The annual incentives paid in 2007 for 2006 performance were based primarily upon the performance of the Company. The Bonus Plan is tied to both revenue and EBITDA growth over the prior year. For example, revenue and EBITDA growth over prior year were approximately 13% and 8%, respectively, resulting in bonuses earned by our named executive officers ranging from 45% to 58% of their respective base salaries.

Outside of the Company’s “Bonus Plan”, there is no other non-equity incentive compensation plan.

Long-Term Incentives

We believe that our long term success depends upon aligning executives’ and ownerships’ interests. To support this objective we provide our executives with means to become significant shareholders through the issuance of Holdings Class C restricted stock units, to support long-term retention of executives and reinforce our longer-term goals.

The Holdings Class C restricted stock units will vest according to a specified schedule and will be expensed to compensation over the vesting period of five years. Vesting will accelerate upon a change of control of Holdings, (as such term is defined in their incentive unit agreement) and upon certain types of sales. Vesting will cease if the individual ceases to be employed by Holdings or any of its subsidiaries. If the individual ceases to be employed by Holdings, or any of its subsidiaries, Holdings, will have the option to purchase all or any portion of the vested and/or the unvested restricted Class C restricted stock units. The aggregate purchase price for all unvested units will be $1.00, and the purchase price for each vested unit will be the fair market value for such unit as of the date of individual’s termination. If, however, the Company terminates the individual’s employment for cause, the aggregate purchase price of all vested units will be $1.00. Holdings’ right to repurchase the individual’s units will terminate upon a change of control, provided that the individual is employed by Holdings, or any of its subsidiaries at the time of the change of control.

Historically, the date upon which equity awards have been granted has not been fixed since there is no restricted stock unit plan. If we do grant restricted stock unit awards in the future, they shall be presented to the Compensation Committee for review and approval before being granted.

There are no outstanding or exercisable options with respect to any stock incentive plans at December 31, 2006. The Company currently has no stock option incentive plans.

Compensation Determination

In determining compensation amounts awarded, the Compensation Committee focused primarily on both revenue and EBITDA growth during 2006 in addition to adjusting base salaries as deemed appropriate.

Supplemental Benefits, Deferred Compensation and Perquisites

We do not provide supplemental benefits and perquisites for executives. None of our named executive officers have deferred any portion of their compensation, except for 401k contributions and medical benefits paid.

Our Benefit Plans

We maintain a 401(k) retirement plan, under which employees may elect to make tax deferred contributions to a maximum established annually by the IRS. For employees meeting a six-month service requirement, we match 66.67% of the employees’ contributions up to a maximum of 6.0% of the employees’ compensation. Our contributions vest after three years of service. Predecessor contributions were approximately $193,000 for the period from January 1, 2004 to June 11, 2004, respectively. Company contributions were approximately $238,000 and $433,000 for the period from June 12, 2004 to December 31, 2004 and for the year ended December 31, 2005, respectively. Company contributions were approximately $445,000 for the year ended December 31, 2006.

We also provide a variety of standard welfare benefits to our employees, such as medical, dental, vision, short-term and long-term disability, and life insurance and accidental death and dismemberment benefits. A flexible spending plan, an employee assistance program and incentive compensation is also provided to employees.

Instead of the benefit programs described above, our employees in the United Kingdom receive the employee benefits set forth in their offer of employment letters, and the employees we lease through leasing companies receive benefits only through the leasing company, not through any of our employee benefit programs.

Employment Agreements

Generally, we do not favor employment agreements unless they are required to attract or retain an executive to the Company. We have entered into an employment agreement with our Chief Executive Officer, Dennis G. Dracup, as described in the narrative accompanying the Summary Compensation Table. The employment agreement with Mr. Dracup was essential to attract and/or retain his services.

In addition, the balance of the named officers have executed offer letters setting forth their beginning base salary and their eligibility to participate in the Company’s Bonus Plan. There is no length of employment provisions in any of their respective offer letters.

Summary Compensation Table

The following table sets forth information concerning the compensation for fiscal 2006 for our Chief Executive Officer, Chief Financial Officer and each of our other three most highly compensated executive officers whose aggregate salary and bonus (including amounts of salary and bonus foregone to receive non cash compensation) exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (6) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (8) ($)	All Other Compensation (7) ($)	Total ($)
Dennis G. Dracup Chief Executive Officer	2006	$377,708	$192,938	$180,000	$—	$20,132	$770,778

Jeffrey C. Grace (2) Chief Financial Officer	2006	$171,372	$62,500	$54,500	$—	$11,121	$299,493

Louis F. Provenzano (1) President and Chief Operating Officer	2006	$216,667	$131,813	$98,000	$—	$12,910	$459,390

James L. Moore Jr. Chief Information Officer	2006	$194,100	$113,245	$75,000	$—	$19,337	$401,682

Yung-Chung Heh (3) Vice President of Global Operations	2006	$134,192	$85,750	$47,000	$—	$15,811	$282,753

Matthew T. Gibbs II (4) (Former) Chief Financial Officer	2006	$269,792	$137,813	$45,000	$—	$17,926	$470,531

Jeanne Anderson (5) (Former) Vice President of Operations	2006	$96,787	$25,000	$—	$—	$3,725	$125,512

(1)	Mr. Provenzano was appointed President and Chief Operating Officer in October 2006. Amounts earned during the year ended December 31, 2006 include $154,167 earned as Executive Vice President of Sales and Marketing, and $62,500 earned as President and Chief Operating Officer, where his annualized salary was $250,000.
(2)	Mr. Grace was appointed Chief Financial Officer in December 2006. Amounts earned during the year ended December 31, 2006 include $159,961 earned as Controller, where his annualized salary was $172,300, and $11,411 earned as Chief Financial Officer were his annualized salary was $212,300.
(3)	Ms. Heh was appointed Vice President of Global Operations in July, 2006. Amounts earned during the year ended December 31, 2006 include $59,192 earned as Vice President of International Sales, where her annualized salary was $120,000, and $75,000 earned as Senior Vice President of Global Operations where her annualized salary was $150,000.
(4)	Mr. Gibbs resigned as Chief Financial Officer of the Company effective December 12, 2006. Mr. Gibbs’ compensation is included in the Summary Compensation Table in accordance with Item 402(a)(3)(iii) of Regulation S-K.
(5)	Ms. Anderson resigned as Vice President of Operations of the Company effective July 11, 2006. Ms. Anderson’s compensation is included in the Summary Compensation Table in accordance with Item 402(a)(3)(iii) of Regulation S-K.

(6)	The securities underlying all of the stock grants in 2006 are Holdings Class C restricted stock units and valued in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payments”. Under SFAS 123(R), the Company determines the fair value of Holdings Class C restricted stock units from the probability-weighted expected return method. Under this method, the value of an enterprise’s common stock is estimated from an analysis of the future values for the Company assuming various possible future liquidity events.

The Holdings Class C restricted stock units will vest according to a specified schedule and will be expensed to compensation over the vesting period of five years. Vesting will accelerate upon a change of control of Holdings and upon certain types of sales. Vesting will cease if the individual ceases to be employed by Holdings or any of its subsidiaries. If the individual ceases to be employed by Holdings or any of its subsidiaries, Holdings will have the option to purchase all or any portion of the vested and/or the unvested restricted stock units. The aggregate purchase price for all unvested units will be $1.00, and the purchase price for each vested unit will be the fair market value for such unit as of the date of individual’s termination. If, however, the Company terminates the individual’s employment for cause, the aggregate purchase price of all vested units will be $1.00. Language Line Holdings, LLC’s right to repurchase the individual’s units will terminate upon a “change of control” (as such term is defined in their incentive unit agreement), provided that the individual is employed by Holdings or any of its subsidiaries at the time of the “change of control.”

The following reflects activity with respect to the granting of Holdings Class C restricted stock units for the year 2006:

Grant date of March 1, 2006 at $0.09/unit – Mr. D. Dracup – 2,000,000 units; Mr. M. Gibbs – 500,000 units; Mr. L. Provenzano – 200,000 units; Mr. J. Grace – 50,000 units; Ms. Y. Heh – 300,000 units; and Mr. J. Moore – 75,000 units.

Grant date of December 1, 2006 at $0.10/unit – Mr. L. Provenzano – 800,000 units; Mr. J. Grace – 500,000 units; and Ms. Y. Heh – 200,000 units.

(7)	Represents matching contributions to the employee’s respective Company 401(k) account, medical benefits paid by the Company and life insurance premiums paid by the company, respectively, for the following individuals: Mr. D. Dracup - $8,407, $10,661 & $1,065; Mr. L. Provenzano - $8,667, $3,554 & $690; Mr. J. Grace - $6,855, $3,677 & $588; Mr. J. Moore - $7,764, $11,029 & $544; Ms. Y Heh - $4,368, $11,029 & $414; Mr. M. Gibbs - $6,135, $11,029 & $762; and for Ms. J. Anderson - $3,479, $0 & $246.
(8)	The Company does not have a pension program and there were no nonqualified deferred compensation earnings.

Employment Agreements

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

Termination, Change of Control and Change of Responsibility Payments

Mr. Gibbs resigned as Chief Financial Officer of the Company effective December 12, 2006. Mr. Gibbs is entitled to severance payments representing the amount of salary that would be paid had he been employed for an additional two months and shall be paid in equal monthly installments at his current rate of salary, with the last payment being made on February 28, 2007.

Mr. Gibbs is entitled to receive the amount of bonus for fiscal year 2006 (based on the Investment Plan Target and Investment Plan currently in effect). Such bonus will be paid to Mr. Gibbs at the time that the Company pays a bonus to the Chief Executive Officer in 2007.

Mr. Gibbs is entitled to receive the health benefits at the same level as currently provided as of December 12, 2006 through December 31, 2007, with 100% of the premiums for such benefits to be paid by the Company.

The Company has extended coverage for Mr. Gibb’s under the Company’s Directors and Officers insurance policy through December 31, 2007.

If a termination event had occurred as of December 31, 2006, we estimate that the value of the benefits to Mr. Dracup would have been as follows:

Reason for termination	Lump sum severance payment (1)		SERP (3)	Benefits (4)	(7) Accelerated vesting of stock awards
Death	$—		$—	$13,584	$349,092	(5)
Disability	$—		$—	$13,584	$349,092	(5)
Termination by us without cause	$588,147		$—	$13,584	$349,092	(5)
Termination by us with cause	$—		$—	$13,584	$1
Termination by Mr. Dracup for good reason	$588,147		$—	$13,584	$349,092	(5)
Change of control	$588,147	(2)	$—	$13,584	$1,363,636	(6)
Termination by Mr. Dracup without cause	$—		$—	$13,584	$349,092	(5)

(1)	Amounts reflect the equivalent of twelve month’s salary or $385,875, plus the equivalent of the 2006 earned Bonus of $192,938, plus the equivalent of twelve month’s Group Life Insurance of $927.60, plus the equivalent of twelve month’s 401(K) match of $8,406.53.
(2)	This amount will be reduced by the value paid in cash or marketable securities with respect to Language Line Holdings, LLC restricted stock unit gains.
(3)	This is not applicable since there is no Supplemental Executive Retirement Plan (“SERP) with respect to Mr. Dracup’s employment contract.
(4)	Represents rates currently in effect for COBRA insurance benefits for twelve months totalling $13,584.
(5)	Represents 3,490,909 vested units at $0.10 per unit plus $1.00 in aggregate for unvested units.
(6)	Represents 13,636,364 units at $0.10 per unit.
(7)	Stock awards represent Holdings Class C restricted stock units.

Please also see the description of severance provisions in “Employment Agreements” accompanying the Summary Compensation Table.

Restricted Stock Unit Grants

The following table describes the Holdings Class C restricted stock units granted to our named executive officers during the year ended December 31, 2006. There are no outstanding or exercisable options with respect to any stock incentive plans at December 31, 2006. The Company currently has no stock option incentive plans.

2006 GRANTS OF AWARDS TABLE

Name	Grant Date	Approval Date	All Other Stock Awards: Number of Stock Units (1) (#)	Base Price of Awards ($/unit)
Dennis G. Dracup	3/1/06	11/3/05	2,000,000	$—
Jeffrey C. Grace	3/1/06	11/3/05	50,000	$—
	12/1/06	11/2/06	500,000	$—
Louis F. Provenzano	3/1/06	11/3/05	200,000	$—
	12/1/06	11/2/06	800,000	$—
James L. Moore Jr.	3/1/06	11/3/05	75,000	$—
Yung-Chung Heh	3/1/06	11/3/05	300,000	$—
	12/1/06	11/2/06	200,000	$—
Matthew T. Gibbs II (2)	3/1/06	11/3/05	500,000	$—

(1)	Represent grants of Holdings Class C restricted stock units, which vest as follows based on the anniversary of the grant: year 1 - 10%; year 2 - 20%; year 3 - 20%; year 4 - 25%; year 5 - 25%.
(2)	The 500,000 units of Holdings Class C restricted stock units granted to Mr. Gibbs were forfeited when he resigned on December 11, 2006.

Incentive Unit Agreements

Messrs. Dracup and Gibbs are each party to Holdings Class C restricted stock units, pursuant to which our ultimate parent, Holdings, issued Class C restricted stock units to the executive. The executive’s units will vest according to a specified schedule. Vesting will accelerate upon a change of control of Holdings and upon certain types of sales. Vesting will cease if the executive ceases to be employed by Holdings or any of its subsidiaries. If the executive ceases to be employed by Holdings or any of its subsidiaries, Holdings will have the option to purchase all or any portion of the vested and/or the unvested Class C Units. The aggregate purchase price for all unvested units is $1.00, and the purchase price for each vested unit will be the fair market value for such unit as of the date of executive’s termination. If, however, we terminate the executive’s employment for cause, the aggregate purchase price for all vested units will be $1.00. Holdings right to repurchase the executive’s units will terminate upon a “change of control” (as such term is defined in their incentive share agreement), provided that the executive is employed by Holdings or any of its subsidiaries at the time of the “change of control”.

Of Mr. Gibb’s 4,500,000 Holdings Class C restricted stock units, upon resignation on December 12, 2006, 300,000 vested units were repurchased at fair market value at a price of $0.09 per unit; 3,300,000 unvested units were purchased in aggregate for $1.00 and the Company chose to retain 900,000 units for Mr. Gibbs to keep on his behalf regardless of their vesting period.

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Name	Number of Restricted Stock Units That Have Not Vested (#)		Market Value of Restricted Stock Units That Have Not Vested ($)
Dennis G. Dracup	10,145,455	(1)	$1,014,545	(7)
Jeffrey C. Grace	620,000	(2)	$62,000	(7)
Louis F. Provenzano	1,350,000	(3)	$135,000	(7)
James L. Moore Jr.	621,804	(4)	$62,180	(7)
Yung-Chung Heh	640,000	(5)	$64,000	(7)
Matthew T. Gibbs II	630,000	(6)	$63,000	(7)

(1)	Represent Holdings Class C restricted stock units, which vest as follows: 3/1/07 - 200,000; 7/1/07 - 2,327,273; 3/1/08 - 400,000; 7/1/08 - 2,909,091; 3/1/09 - 400,000; 7/1/09 - 2,909,091; 3/1/10 - 500,000 and 3/1/11 - 500,000.
(2)	Represent Holdings Class C restricted stock units, which vest as follows: 3/1/07 - 5,000; 7/1/07 - 20,000; 12/1/07 - 50,000; 3/1/08 - 10,000; 7/1/08 - 25,000; 12/1/08 - 100,000; 3/1/09 - 10,000; 7/1/09 - 25,000; 12/1/09 - 100,000; 3/1/10 - 12,500; 12/1/10 - 125,000; 3/1/11 - 12,500 and 12/1/11 - 125,000.
(3)	Represent Holdings Class C restricted stock units, which vest as follows: 3/1/07 - 20,000; 7/1/07 - 100,000; 12/1/07 - 80,000; 3/1/08 - 40,000; 7/1/08 - 125,000; 12/1/08 - 160,000; 3/1/09 - 40,000; 7/1/09 - 125,000; 12/1/09 - 160,000; 3/1/10 - 50,000; 12/1/10 - 200,000; 3/1/11 - 50,000 and 12/1/11 - 200,000.
(4)	Represent Holdings Class C restricted stock units, which vest as follows: 3/1/07 - 7,500; 7/1/07 - 156,230; 3/1/08 - 15,000; 7/1/08 - 195,287; 3/1/09 - 15,000; 7/1/09 - 195,287; 3/1/10 - 18,750 and 3/1/11 - 18,750.
(5)	Represent Holdings Class C restricted stock units, which vest as follows: 3/1/07 - 30,000; 7/1/07 - 40,000; 12/1/07 - 20,000; 3/1/08 - 60,000; 7/1/08 - 50,000; 12/1/08 - 40,000; 3/1/09 - 60,000; 7/1/09 - 50,000; 12/1/09 - 40,000; 3/1/10 - 75,000; 12/1/10 - 50,000; 3/1/11 - 75,000 and 12/1/11 - 50,000.
(6)	Represent Holdings Class C restricted stock units, which vest as follows: 7/1/07 - 180,000; 7/1/08 - 225,000 and 7/1/09 - 225,000.
(7)	The Company determines the fair value of its Holdings Class C restricted stock units from the probability-weighted expected return method. Under this method, the value of an enterprise’s common stock is estimated from an analysis of the future values for the Company assuming various possible future liquidity events.

2006 RESTRICTED STOCK UNIT VESTED TABLE

Name	Number of Restricted Stock Units Vested (1)	Value Realized on Vesting ($)
Dennis G. Dracup	3,490,909	$349,091
Jeffrey C. Grace	30,000	$3,000
Louis F. Provenzano	150,000	$15,000
James L. Moore Jr.	234,345	$23,434
Yung-Chung Heh	60,000	$6,000
Matthew T. Gibbs II	270,000	$27,000

(1)	Represents Holdings Class C restricted stock units.

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

Our ultimate parent, Language Line Holdings, LLC (“Holdings”) indirectly owns 100% of our capital stock. The following table sets forth certain information with respect to the beneficial ownership of Holdings equity interests as of March 15, 2006, by (i) each person or entity who owns of record or beneficially 5% or more of any class of Holdings voting securities; (ii) each named executive officer and director of Language Line, Inc.; and (iii) all of the directors and named executive officers of Language Line, Inc. as a group. Except as noted below, the address for each of the directors and named executive officers is c/o Language Line, Inc., 1 Lower Ragsdale Drive, Monterey, California 93940.

Name and Address of Beneficial Holder(1)	Number of Voting Equity Interests Beneficially Owned	Percentage of Total Voting Equity Interests Outstanding
Principal Equityholders:
ABRY Partners IV, L.P. (1) (2) (3)	116,597,073	83.5%
ABRY Mezzanine Partners, L.P. (1) (4)	8,980,395	6.4%
Executive Officers and Directors:
Dennis G. Dracup	2,277,778	1.6%
Jeffrey C. Grace	7,775	*
Louis F. Provenzano	—	—
James L. Moore Jr.	650,000	*
Yung-Chung Heh	118,208	*
Jeffrey M. Johnson	—	—
Karen Gilhooly	—	—
Peggy Koenig (6)	—	—
C.J. Brucato (5)	—	—
Azra Nanji	—	—
All Executive Officers & Directors as a group (8 persons)	3,053,761	2.2%

*	Less than 1%
(1)	“Beneficial ownership” generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.
(2)	Royce Yudkoff exercises voting and investment control of the equity interests held by ABRY Partners IV, L.P. and ABRY Mezzanine Partners, L.P. The address of both is 111 Huntington Avenue, 30th Floor, Boston, MA 02199.
(3)	Royce Yudkoff is the sole member of ABRY Capital Partners, LLC which is the sole general partner of ABRY Capital Partners, L.P. which is the sole general partner of ABRY Partners IV, L.P.
(4)	Royce Yudkoff is the sole member of ABRY Mezzanine Holdings, LLC which is the sole general partner of ABRY Mezzanine Investors, L.P. which is the sole general partner of ABRY Mezzanine Partners, L.P.
(5)	Mr. Brucato is a limited partner of ABRY Capital Partners, L.P., the sole general partner of ABRY Partners IV, L.P., and ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P. and disclaims beneficial ownership of any equity interests held by either entity. Mr. Brucato’s address is c/o ABRY Partners IV, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.
(6)	Ms. Koenig is a limited partner of ABRY Capital Partners, L.P., the sole general partner of ABRY Partners IV, L.P., and ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P. and disclaims beneficial ownership of any equity interests held by either entity. Ms. Koenig’s address is c/o ABRY Partners IV, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Members Agreement

In connection with the Merger, the members of Holdings entered into a Members Agreement. Pursuant to the Members Agreement, such members agreed to vote their equity interests in Holdings so that the following directors are elected to the board of managers of Holdings: (i) three directors designated by ABRY Partners IV, L.P., (ii) the then current chief executive officer of Holdings, who shall initially be Dennis G. Dracup and (iii) the then current chief financial officer of Holdings, who shall initially be Matthew T. Gibbs II. The Members Agreement also contains:

•	“tag-along” sale rights exercisable by all investors in the event of sales of equity interests by ABRY Partners, LLC to unaffiliated third parties;

•

“drag-along” sale rights exercisable by the board of managers of Holdings and holders of a majority of the then outstanding voting equity interests in the event of an Approved Sale, as defined in the Members Agreement;

•	preemptive rights; and

•	restrictions on transfers of membership interests by management and other key employees absent written authorization of the Board of Directors, except in certain circumstances.

During 2006, concurrent with the resignation of the Chief Financial Officer, Matthew T. Gibbs II, Mr. Grace was appointed the Company’s new Chief Financial Officer, and also replaced Mr. Gibbs director role. In addition, during 2006 Louis F. Provenzano was designated a director.

The voting restrictions and tag-along, drag-along and transfer restrictions will terminate upon consummation of the first to occur of a Qualified Public Offering, as defined in the Members Agreement, or an Approved Sale.

Indemnification

Holdings’ Amended and Restated Limited Liability Company Agreement, dated as of June 11, 2004, provides for indemnification of directors and officers, including advancement of reasonable attorney’s fees and other expenses, in connection with all claims, liabilities and expenses arising out of the management of Holdings affairs. Such indemnification obligations are limited to the extent that Holdings assets are sufficient to cover such obligations. Holdings carries directors and officers insurance that covers such exposure for indemnification up to certain limits. While Holdings may be subject to various proceedings in the ordinary course of business that involve claims against directors and officers, we believe that such claims are routine in nature and incidental to the conduct of Holdings business. None of such claims, if determined adversely against such directors and officers, would have a material adverse effect on Holdings consolidated financial condition or results of operations. As of the closing of the Merger, Holdings had not accrued any amounts to cover indemnification obligations arising from such claims.

Loans

In 2001, the Predecessor loaned $995,000 to an officer in exchange for a note receivable (“Note A”). Note A was collateralized by the officer’s primary residence. In 2002, the Predecessor loaned $100,000 to another officer in exchange for a note receivable (“Note B”). Note B is collateralized by Holdings common stock. In connection with the Merger, which occurred on June 11, 2004, both of these loans were modified to extend their maturities. These modifications were made when LLI was a private company not subject to the Sarbanes-Oxley Act of 2002 (the “Act”). In September, 2004, LLI became subject to the Act and as a result the loans may not have been compliant with the Act. To address this matter, on April 13, 2005, $1,095,000 was distributed from LLI in the form of a dividend to its parent, LLHI. LLHI then distributed in the form of a dividend that same amount to its parent, Language Line Holdings III, Inc. (the “Parent”). Parent then made new loans to the executives in the same amount as the loans held by LLI. The loans held by LLI were simultaneously repaid in full by the officers. Each of the dividends and loans mentioned above that occurred on April 13, 2005 were affected in non-cash transactions. This action required a waiver from the lenders party to LLI’s credit agreement, which was obtained on April 13, 2005. On May 18, 2005, a capital contribution in the amount of $995,000 was made by the Parent to LLHI when the one officer liable for Note A repaid his loan to the Parent.

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

Board of Directors

The board is currently composed of six directors, none of whom is likely to qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules. Because affiliates of ABRY own more than 50% of the voting common stock of Holdings, we would be a “controlled company” within the meaning of Rule 4350(c)(5) of the Nasdaq Marketplace rules, which would qualify us for exemptions from certain corporate governance rules of The Nasdaq Stock Market LLC, including the requirement that the board of directors be composed of a majority of independent directors.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended December 31, 2006 and December 31, 2005, fees for services provided by PricewaterhouseCoopers LLP and Deloitte & Touche LLP, were as follows (in thousands):

	Year Ended December 31,
	2006	2005
Audit Fees	$743	$528
Audit-Related Fees	38	3
Tax Fees	295	384

Total	$1,076	$915

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

1. Consolidated Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	38
Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets at December 31, 2006 and 2005	40
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, the period from January 1, 2004 to June 11, 2004 and the period from June 12, 2004 to December 31, 2004.	41
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (loss) for the years ended December 31, 2006 and 2005, the period from January 1, 2004 to June 11, 2004 and for the period from June 12, 2004 to December 31, 2004.	42
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, the period from January 1, 2004 to June 11, 2004 and for the period from June 12, 2004 to December 31, 2004.	43
Notes to Consolidated Financial Statements	44

2. Financial Statement Schedule:

Page
Schedule II – Valuation and Qualifying Accounts	59

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits

3.1	Certification of Incorporation of Language Line Holdings, Inc. (f/k/a Language Line Acquisition, Inc.).*

3.2	By-Laws of Language Line Holdings, Inc. (f/k/a Language Line Acquisition, Inc.).*

4.1	Indenture, dated as of June 11, 2004 among Language Line Holdings, Inc. (f/k/a Language Line Acquisition, Inc.) and The bank of New York.*

4.2	Registration Rights Agreement, dated as of June 11, 2004, by and among Language Line Holdings, Inc. (f/k/a Language Line acquisition, Inc.), MLPFS and each other Initial Purchases set forth on Schedule B. *

4.3	Joinder Agreement, dated June 11, 2004, among Language Line Holdings, Inc., Language Line, LLC, Envok, LLC, On Line Interpreters, Inc., Language Line Services, Inc., Language Line Dominican Republic LLC, Language Line Panama, LLC and Language Line Costa Rica, LLC. *

4.4	First Supplemental Indenture, dated as of June 11, 2004, among Language Line, Inc., Language Line, LLC, Envok, LLC, On Line Interpreters, Inc., Language Line Services, Inc., Language Line Dominican Republic LLC, Language Line Panama, LLC, Language Line Costa Rica, LLC, Language Line Holdings, Inc. and the Bank of New York. *

4.5	Form of Note (included in Exhibit 4.1). *

10.1	Agreement and Plan of Merger, dated April 14, 2004 by and among Language Line Holdings, Inc., Language Line Acquisition, Inc. and Language, Inc. *

10.2	Preferred Securities Purchase Agreement, dated as of June 11, 2004 by and among Language Line Holdings, LLC and the purchasers named in the Purchaser Schedule. *

10.3	Registration Rights Agreement, dated June 11, 2004, by and among Language Line Holdings, LLC and the members and Language Line Holdings, LLC’s members. *

10.4	Executive Employment Agreement, dated June 11, 2004, by and between Language Line, Inc and Dennis Dracup. *

10.5	Executive Employment Agreement, dated June 11, 2004, by and between Language Line, Inc. and Matthew Gibbs. *

10.6	Non-competition, Non-solicitation Agreement, dated June 11, 2004, by and among Language Line Acquisition, Inc, Language Line, Inc. and Dennis Dracup. *

10.7	Non-competition, Non-solicitation Agreement, dated June 11, 2004, by and among Language Line Acquisition, Inc, Language Line, Inc. and Matthew Gibbs. *

10.8	Incentive Securities Agreement, dated June 11, 2004, by and among Language Line Holdings, LLC, Dennis G. Dracup Declaration of Trust and Christine L. Dracup Declaration of Trust. *

10.9	Incentive Securities Agreement, dated June 11, 2004, by and between Language Line Holdings, LLC and Matthew Gibbs. *

10.10	Incentive Units Agreement, dated July 14, 2004, by and between Language Line Holdings, LLC and Jeanne Anderson. *

10.11	Incentive Units Agreement, dated July 14, 2004, by and between Language Line Holdings, LLC and Dennis Bailey. *

10.12	Incentive Units Agreement, dated July 14, 2004, by and between Language Line Holdings, LLC and Phil Speciale. *

10.13	Investor Securities Purchase Agreement, dated June 11, 2004, by and among Language Line Holdings, LLC and the persons listed on Schedule A. *

10.14	Credit Agreement, dated as of June 11, 2004 as amended and restated on November 14, 2006, by and among Language Line, Inc., Language Line Acquisition, Inc., Merrill Lynch & Co. and MLPFS. *

10.15	Security Agreement, dated as of June 11, 2004, by and among Language Line, Inc., Language Line Holdings, Inc., the Subsidiary Guarantors party thereto and Merrill Lynch Capital Corporation. *

10.16	Guarantee, dated June 11, 2004 by and among Language Line Holdings, Inc. in favor of Merrill Lynch Capital Corporation.*

10.17	Trademark Security Agreement, dated as of June 11, 2004 by and among Language Line Inc., each of the Guarantors listed on Schedule II thereto and in favor of Merrill Lynch Capital Corporation. *

10.18	Amended and Restated Promissory Note in the principal amount of $100,000 from Matthew T. Gibbs II and Kathy Gibbs in favor of Language Line, Inc., dated June 11, 2004. *

10.19	Amended and Restated Promissory Note in the principal amount of $995,000 from Dennis G. Dracup in favor of Language Line, Inc., dated June 11, 2004. *

10.20	Amendment to the Deed of Trust and Assignment of Rents, dated June 11, 2004, by and between Dennis G. Dracup and Christine L. Dracup as “Trustor,” in favor of Old Republic Title Company as trustee in trust for Language Line, Inc. *

10.21	Amended and Restated Unit Pledge Agreement, dated June 1, 2004 by and between Language Line, Inc., Matthew T. Gibbs, II and Kathy Gibbs. *

10.22	Intercompany Services Agreement, dated January 19, 2006 between Language Line, LLC and Language Line Ltd. ***

10.23	Release between Language Line, Inc. and Matthew Gibbs dated December 8, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed on December 11, 2006).

10.24	Repurchase Notice by Language Line Holdings, LLC to Matthew Gibbs dated December 11, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed on December 11, 2006).

10.25	Offer Letter to Jeffrey Grace dated December 8, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed on December 11, 2006).

12.1	Statement regarding computation of ratio of earnings to fixed charges. * *

14.1	Code of Business Conduct and Ethics. ***

21.1	Subsidiaries of Language Line Holdings, Inc. *

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-118754).
**	Filed herewith.
***	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Language Line Holdings, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Language Line Holdings, Inc. and subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, in 2006 the Company adopted a new accounting standard that required it to change the manner in which it accounts for share-based compensation.

PricewaterhouseCoopers LLP

San Francisco, CA

March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Language Line Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of Language Line Holdings, Inc. and subsidiaries (LLHI”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the period from June 12, 2004 to December 31, 2004 and the year ended December 31, 2005. We have also audited the accompanying consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows of the predecessor company to LLHI (also named Language Line Holdings, Inc.) and its subsidiaries (“Predecessor”) for the period from January 1, 2004 to June 11, 2004 (date of disposition). Our audits also included the financial statement schedule for the period from January 1, 2004 to June 11, 2004; period from June 12, 2004 to December 31, 2004; and year ended December 31, 2005, listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Neither LLI nor Predecessor is required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of LLI’s or Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LLHI as of December 31, 2005, and the results of its operations and its cash flows for the period from June 12, 2004 to December 31, 2004 and the year ended December 31, 2005, and Predecessor’s results of operations and cash flows for the period from January 1, 2004 to June 11, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the period from January 1, 2004 to June 11, 2004; period from June 12, 2004 to December 31, 2004; and year ended December 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

April 11, 2006

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$20,236	$13,991
Accounts receivable - net of allowance for doubtful accounts of $1,503 in 2006 and $738 in 2005	24,321	22,329
Prepaid expenses and other current assets	1,461	2,681
Deferred taxes on income	1,013	621

Total current assets	47,031	39,622

Property and equipment, net	5,385	4,991
Goodwill	408,793	408,793
Intangible assets - net of accumulated amortization of $90,961 in 2006 and $57,044 in 2005	369,139	403,056
Deferred financing costs - net of accumulated amortization of $5,556 in 2006 and $3,312 in 2005	13,253	13,173
Other assets	365	96

Total assets	$843,966	$869,731

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,351	$1,208
Accrued interest	3,485	4,848
Accrued payroll and related benefits	2,339	817
Accrued cost of interpreters	675	1,288
Other accrued liabilities	2,325	1,786
Income taxes payable	3,008	2,341
Current portion of long-term debt	17,251	18,638

Total current liabilities	31,434	30,926

Long-term debt	219,181	236,431
Senior subordinated notes	161,725	161,315
Senior discount notes	77,940	67,996
Deferred taxes on income	149,403	159,643

Total liabilities	639,683	656,311

Stockholders’ equity
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	227,137	228,015
Accumulated deficit	(22,854)	(13,343)
Deferred stock compensation	—	(1,252)

Total stockholders’ equity	204,283	213,420

Total liabilities and stockholders’ equity	$843,966	$869,731

See notes to consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Consolidated Statements of Operations

(In thousands)

				Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	June 12, 2004 to December 31, 2004	January 1, 2004 to June 11, 2004
Revenues	$163,294	$144,878	$80,284	$64,692
Costs of services	57,832	49,275	25,973	21,512
Other expenses:
Selling, general and administrative	28,891	24,635	12,441	10,423
Interest	54,161	50,117	25,685	6,031
Merger related expenses	—	—	104	9,848
Depreciation and amortization	36,409	39,217	21,709	1,735

Total other expenses	119,461	113,969	59,939	28,037

Other income:
Interest	798	285	287	49
Escrow settlement	795	—	—	—

Total other income	1,593	285	287	49

Income (loss) before income taxes	(12,406)	(18,081)	(5,341)	15,192
Income tax provision (benefit)	(2,895)	(8,465)	(1,614)	5,968

Net income (loss)	$(9,511)	$(9,616)	$(3,727)	$9,224

See notes to consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

(In thousands except share amounts)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Deferred Stock Compensation	Shares	Amount	Total Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
BALANCES, January 1, 2004	983,200	$1	$6,414	$(12,741)	$—	21,450	$(252)	$(6,578)

Tax benefit from stock options exercised	—	—	6,094	—	—	—	—	6,094
Net income thru June 11, 2004	—	—	—	9,224	—	—	—	9,224	$9,224

PREDECESSOR ENDING BALANCES, June 11, 2004	983,200	1	12,508	(3,517)	—	21,450	(252)	8,740

Beginning balance, June 12, 2004	—	—	—	—	—	—	—	—
Issuance of common stock	1,000	—	226,289	—	—	—	—	226,289
Issuance of grant of parent’s class C common shares to employees	—	—	1,869	—	(1,869)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	208	—	—	208
Net loss from June 12, 2004 to December 31, 2004	—	—	—	(3,727)	—	—	—	(3,727)	(3,727)

BALANCES, December 31, 2004	1,000	—	228,158	(3,727)	(1,661)	—	—	222,770

Dividend distribution to Parent	—	—	(1,095)	—	—	—	—	(1,095)
Capital contribution from Parent	—	—	995	—	—	—	—	995
Repurchase of class C common shares from employees	—	—	(43)	—	43	—	—	—
Amortization of deferred stock compensation	—	—	—	—	366	—	—	366
Net loss	—	—	—	(9,616)	—	—	—	(9,616)	(9,616)

BALANCES, December 31, 2005	1,000	—	228,015	(13,343)	(1,252)	—	—	213,420

Repurchase of class C common shares from employee	—	—	(41)	—	—	—	—	(41)
Amortization of deferred stock compensation	—	—	415	—	—	—	—	415
Adoption of SFAS 123R	—	—	(1,252)	—	1,252	—	—	—
Net loss	—	—		(9,511)	—	—	—	(9,511)	$(9,511)

BALANCES, December 31, 2006	1,000	$—	$227,137	$(22,854)	$—	—	$—	$204,283

See notes to consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Consolidated Statements of Cash Flows

(In thousands)

				Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	June 12, 2004 to December 31, 2004	January 1, 2004 to June 11, 2004
Cash flows from operating activities:
Net income (loss)	$(9,511)	$(9,616)	$(3,727)	$9,224
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,408	39,217	21,709	1,735
Amortization of deferred financing costs	2,244	2,136	1,176	1,225
Deferred taxes on income	(10,632)	(13,902)	(6,213)	1,300
Provision for losses on accounts receivable	1,254	435	123	38
Stock based compensation expense	415	366	208	—
Tax benefit from stock options exercised	—	—	—	6,094
Loss on disposal of property	—	9	—	19
Loss (gain) from derivative instruments	—	4	35	(1,886)
Write-off of deferred financing costs	—	—	—	9,555
Accretion of discount on long-term debt	10,354	9,043	4,509	—
Effect of changes in operating assets and liabilities:
Accounts receivable	(3,246)	(3,138)	1,517	297
Prepaid expenses and other current assets	1,220	(1,025)	390	(150)
Other assets	(269)	137	(86)	(25)
Accounts payable	1,143	746	254	(450)
Income taxes payable	667	(110)	7,204	(5,495)
Accrued interest and other liabilities	86	2,710	(863)	(1,457)

Net cash provided by operating activities	30,133	27,012	26,236	20,024

Cash flows from investing activities:
Purchases of property	(2,885)	(1,584)	(1,160)	(860)
Acquisition of Predecessor, net of cash acquired	—	—	(716,224)	—
Notes receivable collections	—	—	39	—

Net cash used in investing activities	(2,885)	(1,584)	(717,345)	(860)

Cash flows from financing activities:
Long-term debt borrowings	—	—	507,500	—
Long-term debt repayments	(18,637)	(24,305)	(14,286)	(12,260)
Loan fees and other financing costs	(2,324)	(291)	(16,192)	—
Purchase of derivative instruments	—	—	(38)	—
Repurchase of restricted stock units	(42)	—	—	—
Proceeds from issurance of common stock	—	—	226,289	—
Capital contribution from Parent	—	995	—	—

Net cash provided by (used in) financing activities	(21,003)	(23,601)	703,273	(12,260)

Net increase in cash and cash equivalents	6,245	1,827	12,164	6,904
Cash and cash equivalents - beginning of period	13,991	12,164	—	4,571

Cash and cash equivalents - end of period	$20,236	$13,991	$12,164	$11,475

Additional cash flow information:
Cash paid for interest	$42,611	$35,343	$18,825	$7,177

Cash paid (refunded) for income taxes	$7,070	$5,549	$(2,615)	$4,069

Non-cash dividend distribution	$—	$1,095	$—	$—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization—Language Line Holdings, Inc. (the “Predecessor”) was a Delaware corporation formed in December 1999 as a holding company for Language Line, LLC (“LLC”) and its subsidiaries. LLC was incorporated during February 1999 as a Delaware limited liability company. The Predecessor was acquired on June 11, 2004 by Language Line, Inc. (“LLI”) in a transaction accounted for under the purchase method of accounting (the “Merger”). LLI, a wholly-owned subsidiary of Language Line Acquisition, Inc., is a Delaware corporation formed in April 2004. LLI had no significant operations prior to the acquisition of Predecessor. Subsequent to the Merger, Language Line Acquisition, Inc., an indirect wholly-owned subsidiary of Language Line Holdings, LLC (“Holdings”), was renamed Language Line Holdings, Inc. (“LLHI”, the “Registrant”, or the “Company”).

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

Principles of Consolidation—The consolidated financial statements include the accounts of the Predecessor, LLC and LLC’s wholly-owned subsidiaries for the period from January 1, 2004 to June 11, 2004, and the accounts of LLHI, LLI, LLC and LLC’s wholly-owned subsidiaries for the period from June 12, 2004 to December 31, 2004, and for the years ended December 31, 2005 and December 31, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year—The Company’s fiscal year end is December 31.

Cash equivalents—Cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased.

Reclassification—Interest income and expense have been reclassified to be presented on a gross basis for the periods ended December 31, 2005, December 31, 2004 and June 11, 2004 to conform to the 2006 presentation.

Concentration of Credit Risk—Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During fiscal 2006, 2005 and 2004, no customer represented more than 10% of revenues or accounts receivable. Accounts receivable are generally unsecured.

Property and equipment—The useful life for property and equipment is within the following range:

Useful Lives
Equipment	1-5 years
Software	1-3 years
Furniture and fixtures	1-5 years
Leasehold improvements	The shorter of useful life or initial term of lease

As required by SOP 98-1, the Company capitalizes the costs for software developed in-house. Computer software developed or obtained for internal use is amortized using the straight-line method over the estimated useful life of the software, generally three years or less.

Long Lived Assets—The Company follows, and the Predecessor followed Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company has assessed the recoverability of long-lived assets, including intangible assets other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows according to the guidance of SFAS No. 144. The Company assesses whether it will recognize the future benefit of long-lived assets including intangibles in accordance with the provisions of SFAS No. 144. For assets to be held and used, including acquired intangibles, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur.

Goodwill and Other Intangible Assets—The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill resulting from a business combination be tested for impairment annually at the reporting unit level.

The Company tests the impairment of its goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The Company and the Predecessor completed the annual tests of impairment for goodwill as of October 1, 2006, 2005 and 2004, respectively. These tests resulted in no impairment being recognized.

Deferred financing costs—The Company amortizes deferred financing costs using the straight-line method over the terms of the related debt agreements and the corresponding amortization expense is included in interest expense on the accompanying consolidated statements of operations. In connection with the Merger on June 11, 2004, the Predecessor expensed its outstanding deferred financing costs of $9.6 million and presented the amount as Merger related expenses in the accompanying consolidated statements of operations for the period from January 1, 2004 through June 11, 2004.

Revenues—We recognize revenue when all of the following four revenue recognition criteria have been met:

•	Persuasive evidence of an arrangement exists,

•	The service has been rendered

•	The price is fixed or determinable

•	Collection is reasonably assured.

Revenue from interpretation services are recognized as interpretation services are performed based on actual time that is tracked for each call at the negotiated rate per minute for the customer.

Foreign Currency—The functional currency of the foreign subsidiaries is the U.S. Dollar. Transaction and remeasurement gains and losses were not significant for the periods presented. The Predecessor and Company also perform services for Canadian and United Kingdom customers which are billed in local currencies. Transaction gains and losses are reported in the statement of operations as they are incurred. During 2004, 2005 and 2006 such gains and losses were not significant and are included in other expenses.

Costs of services—These costs are primarily direct costs of personnel serving as interpreters, answer points and telecommunications expenses for long-distance calls related to providing service to customers. Answer point costs are related to the personnel that receive incoming calls from customers.

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

Stock-Based Compensation—We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment”. Under SFAS 123(R), the Company determines the fair value of its Holdings Class C restricted stock units from the probability-weighted expected return method. Under this method, the value of an enterprise’s common stock is estimated from an analysis of the future values for the Company assuming various possible future liquidity events. SFAS 123(R) requires that the Company recognize compensation expense for only the portion of restricted stock units that are expected to vest, rather than recording forfeitures when they occur, as previously permitted. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The following table illustrates the effect on net income if the Predecessor and the Company had applied the fair value recognition provisions of SFAS No. 123 and in accordance with SFAS No. 148, Accounting of Stock-Based Compensation – Transition and Disclosure, An Amendment of FASB Statement No. 123, to stock-based employee compensation (in thousands):

			Predecessor
	Year Ended December 31, 2005	June 12, 2004 to December 31, 2004	January 1, 2004 to June 11, 2004
Net income (loss), as reported	$(9,616)	$(3,727)	$9,224
Add total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	237	127	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(237)	(127)	(101)

Pro forma net income (loss)	$(9,616)	$(3,727)	$9,123

Fair Value of Financial Instruments—The carrying amount for cash, accounts receivable, accounts payable and employee notes receivable approximated fair value at December 31, 2006 and 2005. The fair value of debt instruments is disclosed in Note 4. The fair value of the derivative financial instruments is based on dealer quotes, considering current interest rates, and represents the estimated receipts or payments that would be made to terminate the agreements.

Derivatives—The Company’s derivative contracts, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. These contracts are cap agreements entered into in order to manage the Company’s exposure to interest rate movements. The Predecessor’s interest rate swaps and caps convert a portion of its variable rate debt to a fixed rate of interest. No derivative contracts have been designated as hedging and, as a result, changes in the fair value of the contracts during a period are recognized immediately in earnings as a component of interest expense.

The value of the derivative contracts liability (asset) and the changes in value are as follows (in thousands):

				Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	June 12, 2004 to December 31, 2004	January 1, 2004 to June 11, 2004
Beginning balance - derivative contracts liability (asset) - net	$—	$(4)	$—	$3,023
Purchase of interest rate cap contracts	—	—	(38)	—
Increase (decrease) in fair value of net liabilities (assets) during the period	—	4	34	(1,886)

Ending balance - derivative contracts liability (asset) - net	$—	$—	$(4)	$1,137

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Such management estimates include the allowance for doubtful accounts receivables, the useful life of goodwill and intangible assets and certain other accrued liabilities and income taxes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements—We adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment” as of January 1, 2006. Under SFAS 123(R), the Company determines the fair value of its restricted stock units from the probability-weighted expected return method. Under this method, the value of an enterprise’s common stock is estimated from an analysis of the future values for the Company assuming various possible future liquidity events. SFAS 123(R) requires that the Company recognize compensation expense for only the portion of restricted stock units that are expected to vest, rather than recording forfeitures when they occur, as previously permitted. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes guidance for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Recognition of an asset or liability is required if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. The provisions of FIN 48 are effective for us on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We anticipate the effect to our balance sheet as of January 1, 2007 to be immaterial.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. It is effective for us beginning in fiscal year 2008. We are currently evaluating the impact of adopting SFAS 157.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). This Statement is a fair value option for financial assets and financial liabilities and includes an amendment of FASB Statement No. 115 which covers accounting for certain investments in debt and equity securities. It is effective for us beginning in fiscal year 2008. We are currently evaluating the impact of adopting SFAS 159.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality, either of which was previously acceptable, and provides for a one-time cumulative effect transition adjustment. We adopted SAB No. 108 on its effective date, December 31, 2006, and it had no effect on our financial statements.

2. Business Combinations, Escrow Settlement, Goodwill and Intangible Assets

Business Combinations – On June 11, 2004, LLI, an indirect subsidiary of ABRY Partners (“ABRY”) acquired the Predecessor in a transaction accounted for under the purchase method of accounting (the “Merger”). The aggregate purchase price was $718.1 million. The merger agreement contains customary representations and warranties and covenants. At closing, $30.0 million of the Merger consideration was deposited into an escrow account on behalf of the stockholders and optionholders of the Predecessor to secure their potential indemnity obligations to LLI and payment of any post-closing adjustment to the Merger consideration to LLI. Since the Merger, periodic payments from the escrow account have been paid to the stockholders and optionholders of the Predecessor according to a pre-determined payment schedule. Final settlement of the escrow account was reached with the previous owners on July 25, 2006. In final settlement of the escrow account, the Company received $795,000 for potential tax liabilities. As the Company had already recorded these additional tax liabilities subsequent to the Merger and concluded there is not a clear and direct link to the original purchase price, the settlement amount of $795,000 was recorded into other income in the third quarter of 2006.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands).

Purchase Price:
Cash payment to seller (including $30.0 million escrow deposit)	$493,694
Payment of Predecessor indebtedness	223,379
Acquisition costs	1,064

Total purchase price	$718,137

Net assets acquired:
Current assets	$31,531
Furniture and equipment	6,195
Identifiable intangible assets	460,100
Goodwill	408,793
Other assets	1,271
Current liabilities	(8,500)
Note payable	(1,793)
Capital lease obligation	(126)
Deferred tax liability	(179,334)

Net assets acquired	$718,137

The $408.8 million of goodwill is not deductible for income tax purposes.

Goodwill and Intangible Assets – As of December 31, 2005 and 2006, the Company’s acquired intangible assets are being amortized on a straight-line basis as follows (in thousands):

	December 31, 2006				December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
				(years)				(years)
Customer relationships	401,400	51,234	350,166	20	401,400	31,164	370,236	20
Trademark and tradename	34,500	17,614	16,886	5	34,500	10,714	23,786	5
Internally developed software	14,000	11,913	2,087	3	14,000	7,247	6,753	3
Covenants-not-to-compete	10,200	10,200	—	2	10,200	7,919	2,281	2

	$460,100	$90,961	$369,139	18	$460,100	$57,044	$403,056	18

The expected future amortization of the acquired intangible assets at December 31, 2006 is as follows (in thousands):

Year Ending December 31
2007	$29,057
2008	26,970
2009	23,156
2010	20,070
2011	20,070
Thereafter	249,816

Total	$369,139

3. Property and equipment

Property and equipment consists of the following (in thousands):

	December 31, 2006	December 31, 2005
Equipment	$7,044	$5,245
Software	981	924
Leasehold improvements	1,798	1,199
Furniture and fixtures	877	556

Subtotal	10,700	7,924
Construction in progress	109	—

Total	10,809	7,924
Accumulated depreciation and amortization	(5,424)	(2,933)

Property and equipment- net	$5,385	$4,991

Depreciation and amortization of property and equipment for the year ended December 31, 2006 and for the year ended December 31, 2005, for the period from June 12, 2004 to December 31, 2004, for the period from January 1, 2004 to June 11, 2004 was $2,491,000, $2,480,000, $1,381,000 and $1,116,000, respectively.

4. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2006	December 31, 2005
Current portion of long-term debt:
Term loan	$17,251	$17,703
Notes payable to others	—	917
Capital lease obligations	—	18

	17,251	18,638

Long-term debt (non-current):
Term loan	219,181	236,431

Senior subordinated notes	161,725	161,315

Senior discount notes	77,940	67,996

Total debt	$476,097	$484,380

As of December 31, 2004 the Company originally had a $40.0 million reducing revolver credit facility and a $277.5 million term loan under a bank loan agreement dated June 11, 2004 (the “2004 Loans”). The reducing revolver credit facility is due June 11, 2010 and the term loan is due June 10, 2011. Under the terms of the loan agreement, the Company may elect either a variable rate of interest (equal to the lender’s “base rate” plus an applicable margin) or an interest rate fixed for a specified period of one, two, three or six months (equal to LIBOR plus an applicable margin) for the revolver and one, two, or three months for the term loan. The applicable margins used to calculate these interest rates are determined based on the Company’s ratio of total debt less excess cash to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the loan agreements. The senior credit facilities are collateralized by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interest owned by us in our existing and future domestic subsidiaries.

At December 31, 2006 the maximum amount available under the revolving credit facility was $40.0 million and no balance is outstanding. This amount is available for the entire term per the loan agreement. At December 31, 2006 the

2004 Loans consisted of a $236.4 million term loan. The term loan is automatically and permanently reduced at the end of each calendar quarter based on a predetermined schedule. In addition to such predetermined reductions, the maximum amount available under the loan agreement will be permanently reduced by (1) beginning June 11, 2004, a portion of an annual “excess cash flow” amount, as defined in the loan agreement, (2) a portion of net proceeds from the Company’s issuance of equity securities, as defined, (3) a portion of net proceeds from the Company’s disposition of assets, as defined, and (4) by voluntary reductions requested at the option of the Company. The Company’s average interest rate for the term loan was 9.32% and 7.50% for 2006 and 2005, respectively. At December 31, 2006, the interest rate in effect was 8.63% through January 25, 2007 for the term loan. The fair value of the term loan approximates carrying value because of the nature of the variable rate of interest.

On November 5, 2005, the Company entered into an amendment to the 2004 Loans, pursuant to which both the total leverage and the senior leverage covenants were increased by 0.25% to provide additional leverage availability, beginning with the period ended December 31, 2005 and ending with the period ended December 31, 2006.

On November 14, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Agreement”) which amends and restates the Credit Agreement dated as of June 11, 2004 and amended as of November 3, 2005, among Language Line, Inc., the Company and the subsidiary guarantors party thereto.

The Agreement effects a refinancing and replacement of the Tranche B Term Loans currently outstanding under the Original Credit Agreement with a new class of Term Loans designated as “Tranche B-1 Term Loans.” The aggregate principal amount of the modified loan is equal to the aggregate principal amount of original loan under the Original Credit Agreement. The modified loan has terms, rights and obligations materially identical to the original loan except that the Applicable Margin for borrowings under the modified loan is 3.25% in the case of Eurodollar loans and 2.25% in the case of Alternate Base Rate Loans. In addition, the Agreement amended related definitions and contained immaterial modifications to various other provisions of the Original Credit Agreement

On June 11, 2004 LLI issued $165 million of 11 1/8% Senior Subordinated Notes (the “Notes”) for net proceeds of $160.8 million. Interest is payable on June 15 and December 15 of each year. The Notes will mature on June 15, 2012. LLI may redeem some or all of the notes at any time on or after June 15, 2008 at the redemption prices set forth. In addition, before June 15, 2007, LLI may redeem up to 35% of the notes with the net proceeds of one or more equity offerings. The notes are unsecured and are subordinated to all existing and future senior indebtedness. Each of LLI’s domestic subsidiaries guarantee the notes on a senior subordinated basis.

Based on quoted market prices and/or the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of the Notes is approximately $171.0 million as of December 31, 2006.

On June 11, 2004 the Company issued approximately $109.0 million of 14 1/8% Senior Discount Notes for net proceeds of approximately $55.0 million. No cash interest will accrue on the senior discount notes prior to June 15, 2009. Thereafter, cash interest on the senior discount notes will accrue at a rate of 14 1/8% per annum and be payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2009. The senior discount notes are unsecured senior obligations, rank equally with all of the Company’s future senior indebtedness and rank senior to all subordinated indebtedness. The senior discount notes are subordinated to all of the Company’s subsidiaries’ existing and future obligations and are due June 15, 2013.

Based on quoted market prices and/or the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of the $109.0 million of 14 1/8% senior discount notes is approximately $75.9 million as of December 31, 2006.

The indentures governing both the Senior Discount Notes and the Senior Subordinated Notes contain covenants limiting, among other things, the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, make restricted payments, make investments, create certain liens, sell assets, restrict payments by the Company’s subsidiaries, guarantee indebtedness, enter into transactions with affiliates, and merge or consolidate or transfer and sell assets. These covenants are subject to important exceptions and qualifications as contained in the indenture. As of December 31, 2006, the Company was in compliance with all covenants as set forth in the indentures.

As of December 31, 2006, principal payments are due approximately as follows (in thousands):

Year Ending December 31,	Term Loans	Senior Subordinated Notes	Senior Discount Notes	Total
2007	$17,251	$—	$—	$17,251
2008	12,630	—	—	12,630
2009	12,630	—	—	12,630
2010	12,630	—	—	12,630
2011	181,291	—	—	181,291
Thereafter	—	165,000	108,993	273,993

Total	$236,432	$165,000	$108,993	$510,425

5. Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

				Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	June 12, 2004 to December 31, 2004	January 1, 2004 to June 11, 2004
Current:
Federal	$6,372	$4,236	$3,904	$3,816
State	1,365	1,202	695	852

Total current	7,737	5,438	4,599	4,668

Deferred:
Federal	(9,258)	(8,006)	(5,269)	1,123
State	(1,374)	(5,897)	(944)	177

Total deferred	(10,632)	(13,903)	(6,213)	1,300

Total	$(2,895)	$(8,465)	$(1,614)	$5,968

The amount of income tax recorded differs from the amount using the statutory federal income tax rate (35%) for the following reasons (in thousands):

				Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	June 12, 2004 to December 31, 2004	January 1, 2004 to June 11, 2004
Federal statutory tax expense (benefit)	$(4,341)	$(6,328)	$(1,783)	$5,317
State tax expense (benefit)	29	(2,985)	(162)	669
Nondeductible expense	1,186	1,021	446	9
Other	231	(173)	(115)	(27)

Total	$(2,895)	$(8,465)	$(1,614)	$5,968

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2006		December 31,	2005		December 31,
	Current	Non Current	2006	Current	Non Current	2005
Deferred tax assets (liabilities):
Allowance for uncollectible accounts receivable	$601	$—	$601	$295	$—	$295
State income taxes	348	6,805	7,153	231	7,286	7,517
Depreciation and amortization	—	(63)	(63)	—	(270)	(270)
Acquired intangibles	—	(162,687)	(162,687)	—	(170,366)	(170,366)
Accretion of interest on HYDO	—	6,542	6,542	—	3,707	3,707
Other	64	—	64	95	—	95

Net deferred tax liability	$1,013	$(149,403)	$(148,390)	$621	$(159,643)	$(159,022)

Undistributed earnings of the Company’s foreign subsidiaries of approximately $2.4 million at December 31, 2006 and $1.7 million at December 31, 2005, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

The Company is subject to ongoing audits from various taxing authorities in the jurisdictions in which it does business and believes it has adequately provided for income tax issues not yet resolved. As of December 31, 2006, approximately $3.1 million had been accrued to provide for such matters. Based on a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its future results of operations or financial condition.

The operations of Language Line Holdings, Inc and subsidiaries are included in the consolidated federal and state income tax returns of its parent, Language Line Holdings, II Inc. Language Line Holdings Inc. and subsidiaries manage the respective tax payments and refunds for Language Line Holdings, II Inc. Income taxes payable at December 31, 2006 and 2005 includes $807,000 and $248,000, respectively, representing amounts due to Language Line Holdings, II Inc. for tax benefits reflected on the consolidated tax returns resulting from operating losses generated by Language Line Holdings, II Inc.

6. Retirement Plans

The Predecessor had and the Company has a 401(k) retirement plan under which employees may elect to make tax deferred contributions, to a maximum established annually by the IRS. For employees meeting a six-month service requirement, the Company matches 66.7% of the employees’ contributions up to a maximum of 6% of the employees’ compensation. Contributions vest after three years of service. Predecessor contributions were approximately $193,000 and $238,000 for the period from January 1, 2004 to June 11, 2004 and for the period from June 12, 2004 to December 31, 2004, respectively. Company contributions were approximately $433,000 and $445,000 for the years ended December 31, 2005 and December 31, 2006, respectively.

7. Stock-Based Compensation

Under the Company’s Holdings Class C restricted stock unit plan, officers, employees and outside directors have received or may receive grants of Holdings Class C restricted stock units. Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to January 1, 2006 have not been restated. The Company recognized stock-based compensation for grants of its Holdings Class C restricted stock units in the Selling, General and Administrative line item of the Condensed Consolidated Statement of Operations, consistent with compensation recorded for all employees who had previously received grants. Additionally, no modifications were made to outstanding Holdings Class C restricted stock units prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company’s financial statements.

Prior to January 1, 2006, the Company accounted for the plans under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations as permitted by SFAS No. 123 (“SFAS 123”), Accounting for Stock Based Compensation. Under APB 25, the Company recorded stock-based compensation expense for its Holdings Class C restricted stock units in its Financial Statements. Stock-based compensation expense was included as a pro forma disclosure in the financial statement footnotes.

Under both SFAS 123 and SFAS 123(R), the Company determines the fair value of its Holdings Class C restricted stock units from the probability-weighted expected return method. Under this method, the value of an enterprise’s common stock is estimated from an analysis of the future values for the Company assuming various possible future liquidity events. SFAS 123(R) requires that the Company recognize compensation expense for only the portion of restricted stock units that are expected to vest, rather than recording forfeitures when they occur, as previously permitted. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

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

Stock-based compensation expense related to Holdings Class C restricted stock units, recognized under SFAS 123(R) for the year ended December 31, 2006 was $415,409. As of December 31, 2006, total unrecognized compensation cost, net of estimated forfeitures, was $1.5 million related to its restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.3 years.

The Holdings Class C restricted stock units will vest according to a specified schedule and will be expensed to compensation over the vesting period of five years. Vesting will accelerate upon a change of control of Holdings and upon certain types of sales. Vesting will cease if the individual ceases to be employed by Holdings or any of its subsidiaries. If the individual ceases to be employed by Holdings or any of its subsidiaries, Holdings will have the option to purchase all or any portion of the vested and/or the unvested restricted stock units. The aggregate purchase price for all unvested units will be $1.00, and the purchase price for each vested unit will be the fair market value for such unit as of the date of individual’s termination. If, however, the Company terminates the individual’s employment for cause, the aggregate purchase price of all vested units will be $1.00. Holdings right to repurchase the individual’s units will terminate upon a “change of control” (as such term is defined in their incentive unit agreement), provided that the individual is employed by Holdings or any of its subsidiaries at the time of the “change of control.”

As of December 31, 2006 there are 16,073,449 outstanding unvested Holdings Class C restricted stock units, which were granted as restricted stock since June 12, 2004. The company terminated all stock option incentive plans on June 11, 2004 and the plans were not replaced. There are no outstanding or exercisable options with respect to any stock option incentive plans with the Company as of December 31, 2006.

The following table reflects activity under the restricted stock unit plan from December 31, 2005 through December 31, 2006 (in thousands, except per share amounts):

	Number of Units (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2005	19,405	$0.09
Granted	6,225	$0.10
Repurchased	(454)	$0.09
Forfeited	(4,077)	$0.09

Outstanding, December 31, 2006	21,099	$0.09	3.3

A summary of the status of the Company’s nonvested shares as of December 31, 2006 and changes during the period is presented below:

Nonvested Units	Number of Units (000)	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	17,464	$0.09
Granted	6,225	$0.10
Vested	(3,539)	$0.09
Forfeited	(4,077)	$0.09

Outstanding, December 31, 2006	16,073	$0.09

Holdings Class C restricted stock units granted vest over a 5 year cliff vesting schedule. During the year ended December 31, 2006, 3.5 million units vested. Recipients of restricted stock units do not pay any cash consideration for the units, do not have the right to vote, and do not receive dividends with respect to such units. Compensation expense for restricted stock units is recognized on a straight-line basis over the vesting period, using the restricted stock unit’s fair value on the grant date.

8. Lease Commitments

The Company leases its operating facilities in the following locations:

Location	Expiration	Option to Extend
Monterey, California	December 2010	None
Elk Grove, Illinois	November 2011	None
Dominican Republic	October 2009	None
Panama (2 leases)	November 2011 and April 2008	Upon mutual agreement/One period of two years
Costa Rica (2 leases)	April 2007 and 2008	One period of three years/None

Future minimum annual lease payments at December 31, 2006 are as follows (in thousands):

Year Ending December 31	Operating Leases
2007	$4,050
2008	2,660
2009	1,023
2010	831
2011	145

Total	$8,709

9. Related Party Transactions

The Predecessor paid the principal shareholder of the Company management fees totaling $179,000 for the period from January 1, 2004 to June 11, 2004.

In 2001, the Predecessor loaned $995,000 to an officer in exchange for a note receivable (“Note A”). Note A was collateralized by the officer’s primary residence. In 2002, the Predecessor loaned $100,000 to another officer in exchange for a note receivable (“Note B”). Note B is collateralized by Language Line Holdings, LLC common stock. In connection with the Merger, which occurred on June 11, 2004, both of these loans were modified to extend their maturities. These modifications were made when LLI was a private company not subject to the Sarbanes-Oxley Act of 2002 (the “Act”). In September, 2004, LLI became subject to the Act and as a result the loans may not have been compliant with the Act. To address this matter, on April 13, 2005, $1,095,000 was distributed from LLI in the form of a dividend to its parent, LLHI. LLHI then distributed in the form of a dividend that same amount to its parent, Language Line Holdings III, Inc. (the “Parent”). Parent then made new loans to the executives in the same amount as the loans held by LLI. The loans held by LLI were simultaneously repaid in full by the officers. Each of the dividends and loans mentioned above that occurred on

April 13, 2005 were effected in non-cash transactions. This action required a waiver from the lenders party to LLI’s credit agreement, which was obtained on April 13, 2005. On May 18, 2005, a capital contribution in the amount of $995,000 was made by the Parent to LLHI when the one officer liable for Note A repaid his loan to the Parent.

The Company paid Language Line Holdings, LLC, the Company’s ultimate parent, a consulting fee of $157,000 for the year ended December 31, 2005.

On January 19, 2006 the Company’s ultimate parent, Language Line Holdings, LLC, completed its acquisition of the unaffiliated U.K. based company Language Line, Limited (“Language Line UK”). Language Line UK’s business operations are independent of the Company and are not included in the accompanying consolidated financial statements. The Company incurred $257,000 of acquisition related costs in 2005 which were reported as a loan to Language Line UK on the Company’s balance sheet as of December 31, 2005. Subsequently the Company received a full amount of settlement on January 20, 2006 when the acquisition was completed. The company has a contract to provide administrative and sales support services to Language Line UK for a fixed monthly fee. The Company recognized revenue of approximately $480,000 for the year ended December 31, 2006 for administrative and sales support services it rendered to Language Line UK.

The operations of Language Line Holdings, Inc and subsidiaries are included in the consolidated federal and state income tax returns of its parent, Language Line Holdings, II Inc. Language Line Holdings Inc. and subsidiaries manage the respective tax payments and refunds for Language Line Holdings, II Inc. Income taxes payable at December 31, 2006 and 2005 includes $807,000 and $248,000, respectively, representing amounts due to Language Line Holdings, II Inc. for tax benefits reflected on the consolidated tax returns resulting from operating losses generated by Language Line Holdings, II Inc.

10. Contingencies

The Predecessor was and the Company is party to certain legal actions arising in the ordinary course of business. Although the ultimate outcome is not presently determinable, management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

11. Guarantor and Non-Guarantor Subsidiaries

The Company’s outstanding public debt (the “Senior Subordinated Notes”) is jointly and severally, fully and unconditionally guaranteed by the Company and certain of its subsidiaries (the “Guarantor Subsidiaries”). The Company or Parent Company has no independent assets or operations. The subsidiaries are 100% owned by the Company. At December 31, 2006, a total of approximately $161.7 million of Senior Subordinated Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly-owned subsidiaries of the Company. Separate financial statements of the Company and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.

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

12. Quarterly Information (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters, in the years ended December 31, 2006 and 2005. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period. The Company operates as a single segment.

Quarterly Financial Data

(unaudited, in thousands)

	Quarter Ended
2006	March 31	June 30	September 30	December 31
Revenues	$40,046	$40,116	$41,039	$42,093
Income (loss) before taxes	$(4,075)	$(4,317)	$(1,515)	$(2,499)
Income tax (benefit) expense	$(1,297)	$(1,382)	$(291)	$75
Net income (loss)	$(2,778)	$(2,935)	$(1,224)	$(2,574)

	Quarter Ended
2005	March 31	June 30	September 30	December 31
Revenues	$35,922	$35,502	$36,362	$37,092
Income (loss) before taxes	$(4,734)	$(5,165)	$(3,888)	$(4,294)
Income tax benefit	$(1,654)	$(1,844)	$(1,317)	$(3,650)
Net income (loss)	$(3,080)	$(3,321)	$(2,571)	$(644)

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged/ Credited to Net Income	Deductions – Write- offs, Net of Recovery	Balance at End of Period
Year ended December 31, 2006	$738	$1,254	($489)	$1,503
Year ended December 31, 2005	474	435	(171)	738
June 12, 2004 to December 31, 2004	637	123	(286)	474
January 1, 2004 to June 11, 2004	714	38	(115)	637

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2007	LANGUAGE LINE HOLDINGS, INC.

	By:	/s/ JEFFREY C. GRACE
Jeffrey C. Grace CHIEF FINANCIAL OFFICER, VICE PRESIDENT, SECRETARY AND DIRECTOR

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2007.

SIGNATURE	CAPACITY

/s/ DENNIS G. DRACUP	President, Chief Executive Officer and Director (Principal Executive Officer)
Dennis G. Dracup

/s/ JEFFREY C. GRACE	Chief Financial Officer, Vice President, Secretary and Director (Principal Financial and Accounting Officer)
Jeffrey C. Grace

ii-1