Form 10-Q
period 2007-03-31
Language Line Holdings, Inc.
filed 2007-05-10
CIK 1301406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007.

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

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:

Cash and cash equivalents	$23,315	$20,236
Accounts receivable, net	25,876	24,321
Prepaid expenses and other current assets	1,638	1,461
Deferred taxes on income	878	1,013

Total current assets	51,707	47,031
Property and equipment, net	5,522	5,385
Goodwill	408,793	408,793
Intangible assets, net	361,396	369,139
Deferred financing costs, net	12,582	13,253
Other assets	323	365

Total assets	$840,323	$843,966

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,222	$2,351
Accrued interest	5,409	3,485
Accrued payroll and related benefits	1,730	2,339
Accrued cost of interpreters	581	675
Other accrued liabilities	2,372	2,325
Income taxes payable	7,062	3,008
Current portion of long-term debt	12,630	17,251

Total current liabilities	32,006	31,434
Long-term debt	216,023	219,181
Senior subordinated notes	161,836	161,725
Senior discount notes	80,676	77,940
Deferred taxes on income	146,915	149,403

Total liabilities	637,456	639,683

Stockholders’ equity:
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	227,240	227,137
Accumulated deficit	(24,373)	(22,854)

Total stockholders’ equity	202,867	204,283

Total liabilities and stockholders’ equity	$840,323	$843,966

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Revenues	$45,266	$40,046
Cost of services	15,573	14,097

Other expenses:
Selling, general and administrative	8,041	7,185
Interest	13,187	13,156
Depreciation and amortization	8,488	9,766

Total other expenses	29,716	30,107

Other income:
Interest	302	83

Total other income	302	83

Income (loss) before taxes on income	279	(4,075)
Taxes (benefit) on income (loss)	1,798	(1,297)

Net loss	$(1,519)	$(2,778)

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Cash flows from operating activities:
Net loss	$(1,519)	$(2,778)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,488	9,766
Amortization of deferred financing costs	671	545
Deferred taxes on income	(2,353)	(2,837)
Provision for losses on accounts receivable	(184)	180
Stock based compensation expense	103	95
Accretion of discount on long-term debt	2,847	2,486
Effect of changes in operating assets and liabilities:
Accounts receivable	(1,371)	(1,297)
Prepaid expenses and other current assets	(177)	381
Other assets	42	(232)
Accounts payable	(129)	(752)
Income taxes payable	4,054	1,406
Accrued interest and other liabilities	1,268	5,185

Net cash provided by operating activities	11,740	12,148

Cash flows from investing activities :
Purchase of property	(707)	(1,009)
Acquisition of intangible asset	(175)

Net cash used in investing activities	(882)	(1,009)

Cash flows from financing activities :
Long-term debt repayments	(7,779)	(7,153)
Repurchase of restricted stock units	—	(1)

Net cash used in financing activities	(7,779)	(7,154)

Net increase in cash and cash equivalents	3,079	3,985
Cash and cash equivalents—beginning of period	20,236	13,991

Cash and cash equivalents—end of period	$23,315	$17,976

Supplemental cash flow disclosures:
Cash paid for interest	$7,696	$5,495

Cash paid for income taxes	$98	$134

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2007 and March 31, 2006 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 of Language Line Holdings, Inc., which are included in the Form 10-K filed with the SEC on March 16, 2007.

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

Principles of Consolidation— The condensed consolidated financial statements include the accounts of LLHI, LLI, LLC and LLC’s wholly-owned subsidiaries as of March 31, 2007 and December 31, 2006, and for the three months ended March 31, 2007 and 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year—The Company’s fiscal year end is December 31.

Cash equivalents—Cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased.

Reclassification—Interest income and expense have been reclassified to be presented on a gross basis for the periods ended March 31, 2006 to conform to the March 31, 2007 presentation.

Income Taxes—Income taxes are accounted for using an asset and liability approach. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carry forwards measured by applying currently enacted tax laws. A valuation allowance is provided to reduce net deferred tax assets to an amount that is more likely than not to be realized.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. No adjustments were made to the liability for unrecognized income tax benefits or our accumulated deficit as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, we had $3,216,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007, we have $5,494,000 of unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we have approximately $706,000 of accrued interest and $426,000 of accrued penalties related to uncertain tax positions. The Company files income tax returns in U.S. federal jurisdiction along with various state and foreign jurisdictions, and is subject to ongoing audits from various taxing authorities in the jurisdictions in which it does business. With certain exceptions, the Company is no longer subject to examinations from taxing authorities for years prior to 2003. The Franchise Tax Board of the State of California is currently examining the Company’s California income tax returns for 2003 and 2004.

We expect that, within the next twelve months, we will make settlement payments on tax positions relating to state tax apportionments. As a result of this settlement payment, the total unrecognized tax benefit is expected to decrease by $499,000.

The effective tax rate for the three months ended March 31, 2007 was 642% as compared to 32% for the three months ended March 31, 2006. The increase in the effective rate is primarily a result a $2.3 million increase in the liability for unrecognized tax benefits, representing a change in estimate given new information related to tax positions of prior years, recorded in the three months ended March 31, 2007.

Comprehensive Income—SFAS No. 130, Reporting Comprehensive Income, requires that the Company report comprehensive income, which includes net income (loss) as well as other changes in assets and liabilities recorded directly to equity, in its financial statements. There were no components of comprehensive income other than net income (loss) for all periods presented.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes guidance for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Recognition of an asset or liability is required if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. The provisions of FIN 48 were effective for us on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The adoption of FIN48 on January 1, 2007 did not have an effect on the financial statements of the Company.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement.” The pronouncement addresses disclosure requirements for taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, certain excise taxes and some industry-specific taxes. A consensus was reached that entities may adopt a policy of presenting these taxes in the income statement on either a gross or net basis. If such taxes are significant, EITF 06-3 requires disclosure of the accounting method in the accounting policy section of the notes to the financial statements, and if not presented at net, then disclosure is required for the amount of such taxes that are recognized on a gross basis. We adopted EITF 06-3 on our effective date of January 1, 2007. We present revenues net of sales and value-added taxes in our consolidated financial position and results of operations. The amount of taxes collected from customers and remitted to government authorities are immaterial to our consolidated revenues.

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

2. Guarantor and Non-Guarantor Subsidiaries

The Company’s outstanding public debt (the “Senior Subordinated Notes”) is jointly and severally, fully and unconditionally guaranteed by the Company and certain of its subsidiaries (the “Guarantor Subsidiaries”). The Company or Parent Company has no independent assets or operations. The subsidiaries are 100% owned by the Company. At March 31, 2007, a total of approximately $161.8 million of Senior Subordinated Notes were outstanding. The Guarantor Subsidiaries and non-guarantor subsidiaries are direct or indirect wholly-owned subsidiaries of the Company. Separate financial statements of the Company and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.

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

3. Subsequent Event

On April 25, 2007, Language Line Holdings, Inc. and Subsidiaries issued a dividend distribution in the amount of $20,000,000 to Language Line Holdings II, Inc. an affiliated non-consolidated entity under the ultimate parent, Language Line Holdings, LLC. The distribution will be recorded as a reduction to Additional-Paid-In-Capital in the consolidated financial statements of Language Line Holdings, Inc. and Subsidiaries for the quarter ended June 30, 2007 due to our accumulated deficit.

As a result of issuing the dividend distribution the Company borrowed $6,000,000 on our revolving credit facility to support current operating cash flow requirements. Borrowings under the revolving credit facility bear interest at 8.82%

4. Contingencies

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

Introduction

We are the leading global provider of over-the-phone interpretation (“OPI”) services from English into more than 150 different languages, 24 hours a day, seven days a week. Our specially-trained, proprietary base of interpreters perform value-added OPI services which facilitate critical business transactions and delivery of emergency and government services between our customers and limited English proficiency (“LEP”) speakers throughout the world. In 2006, we helped more than 24 million people communicate across linguistic and cultural barriers, providing over 90 million billed minutes of OPI services to our customers. We offer our customers a high-quality, cost-effective alternative to staffing in-house multilingual employees or using face-to-face interpretation. Through our OPI services, we improve our customers’ revenue potential, customer service and competitiveness by enhancing their ability to effectively serve the growing population of current and prospective LEP speakers.

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

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Statement of Operations data:
Revenues	100.0%	100.0%
Other expenses:
Selling, general and administrative	17.8%	17.9%
Interest	29.2%	32.8%
Depreciation and amortization	18.8%	24.4%

Total other expenses	65.8%	75.1%

Other income:
Interest	0.7%	0.2%

Total other income	0.7%	0.2%

Income (loss) before taxes on income	0.5%	(10.1)%
Tax (benefit) on income (loss)	3.9%	(3.2)%

Net income (loss)	(3.4)%	(6.9)%

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenues for the three months ended March 31, 2007 were $45.3 million as compared to $40.0 million for the three months ended March 31, 2006, an increase of $5.3 million or 13.3%. The majority of the increase in revenue is driven by a 19.9% increase in OPI billed minutes, offset by a 6.0% decline in the average rate per billed minute driven by our pricing strategy. Our pricing strategy is designed to increase revenues by opportunistically reducing average rate per minute pricing in order to stimulate growth in billed minute volume.

Cost of services consists primarily of costs associated with interpretation services and customer support. Significant cost components include compensation of interpreters and telecommunication charges. For the three months ended March 31, 2007, cost of services were $15.6 million as compared to $14.1 million for the three months ended March 31, 2006, an increase of $1.5 million or 10.6%. This increase was primarily due to increased interpretation minutes.

Selling, general and administrative expenses for the three months ended March 31, 2007 were $8.0 million as compared to $7.2 million for the three months ended March 31, 2006, an increase of $0.8 million or 11.1%. This increase was primarily due to the results of an increase in marketing and sales initiatives.

Interest expense for the three months ended March 31, 2007 was $13.2 million as compared to $13.2 million for the three months ended March 31, 2006. No change is shown between periods given that for the three months ended March 31, 2007 our senior discount note accreted at a higher value which was offset by a decrease in interest expense due to refinancing our term loan.

Depreciation and amortization was $8.5 million for the three months ended March 31, 2007 compared to $9.8 million for the three months ended March 31, 2006, a decrease of $1.3 million or 13.3%. The decrease was primarily due to one intangible asset being fully amortized in 2006.

Interest income for the three months ended March 31, 2007 was $0.3 million as compared to $0.1 million for the three months ended March 31, 2006. The increase was due to having a higher cash balance as well as earning higher interest on our cash.

The tax expense on income for the three months ended March 31, 2007 was $1.8 million as compared to $1.3 million of tax benefit on loss for the three months ended March 31, 2006, a change of $3.1 million. This change in tax expense is primarily due a $4.4 million change in pretax results of operations (income before income taxes of $0.3 million for the three months ended March 31, 2007 compared to a loss before income taxes of $4.1 million for the three months ended March 31, 2006), combined with a $2.3 million increase in the liability for unrecognized tax benefits recorded in the three months ended March 31, 2007. The effective tax rate for the three months ended March 31, 2007 was 642% as compared to 32% for the three months ended March 31, 2006. The increase in the effective rate is primarily a result a $2.3 million increase in the liability for unrecognized tax benefits, representing a change in estimate given new information related to tax positions of prior years, recorded in the three months ended March 31, 2007.

As a result of the factors described above, net loss was $1.5 million for the three months ended March 31, 2007 as compared to a net loss of $2.8 million for the three months ended March 31, 2006.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2007 was $11.7 million compared with net cash provided by operating activities during the three months ended March 31, 2006 of $12.1 million. This decrease of $0.4 million is mainly attributable to a reduction in accrued interest and other liabilities.

Investing Activities. Net cash used in investing activities was $0.9 million for the three months ended March 31, 2007, compared to $1.0 million for the three months ended March 31, 2006. This decrease was mainly attributable to a reduction in capital expenditure spending.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2007 was $7.8 million, compared to $7.2 million during the three months ended March 31, 2006. The increase of $0.6 million is the result of an increase in principal payments made on our senior secured debt.

Our principal source of liquidity is cash flow from operations. We believe cash flow from operations will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures, and other needs. Our principal uses of cash are debt service requirements, capital expenditures, and working capital requirements.

Debt Service. As of March 31, 2007, we had total indebtedness of $471.2 million and $40.0 million of borrowings available under our revolver credit facility, as defined in our loan agreement and subject to customary conditions.

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

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of March 31, 2007 (dollars in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter
Senior secured credit facilities	$228,653	$9,472	$12,630	$12,630	$12,630	$181,291	$—
Senior subordinated notes offered by Language Line, Inc.	165,000	—	—	—	—	—	165,000
Senior discount notes	108,993	—	—	—	—	—	108,993
Interest payments	236,880	32,901	36,798	43,410	50,021	41,479	32,271
Unrecognized tax benefits	499	499	—	—	—	—	—
Operating leases	7,757	3,098	2,660	1,023	831	145	—

Total cash contractual obligations	$747,782	$45,970	$52,088	$57,063	$63,482	$222,915	$306,264

Interest payments with respect to the senior secured credit facilities assume a variable rate of 8.60%, which represents the most recent rate applicable to these facilities. Both the senior subordinated notes offered by Language Line, Inc. and the senior discount notes are 11 1/8% and 14 1/8% fixed rate notes, respectively.

We expect that, within the next twelve months, we will make settlement payments on tax positions relating to state tax apportionments. As a result of this settlement payment, the total unrecognized tax benefit is expected to decrease by $499,000. Since settlement of all other tax positions can not be reasonably estimated, $4,995,000 of the unrecognized tax benefit is not included in the Contractual and Commercial Commitment Summary.

Critical Accounting Policies

In preparing the consolidated financial statements, GAAP requires management to select and apply accounting policies that involve estimates and judgment. The following accounting policies may require a higher degree of judgment or involve amounts that could have a material impact on the consolidated financial statements.

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make payment. We determine the allowance based upon an evaluation of individual accounts, aging of the portfolio, issues raised by customers that may suggest non-payment, historical experience and/or the current economic environment. While our bad debt losses have historically been within our expectations and the allowance established, we might not continue to experience the same loss rates that we have in the past. If the financial condition of individual customers or the general worldwide economy were to vary materially from the estimates and assumptions made by us, the allowance may require adjustment in the future. We evaluate the adequacy of the allowance on a regular basis, modifying, as necessary, its assumptions, updating its record of historical experience and adjusting reserves as appropriate.

Impairment of Long-Lived Assets—We assess the impairment of long-lived assets at least annually or when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Customer relationships, internally developed technology, tradenames and trademarks, and goodwill are our most significant long-lived assets and are tested annually. Impairment is measured by the difference between the carrying amount and the respective fair values, based on the best information available, including market prices or a discounted cash flow analysis. Estimates are made on the useful lives or economic values of assets and could change based on changes in the economy or industry trends.

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

Income Taxes—In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing tax credits and temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We then assess the likelihood of additional tax exposure, and to the extent we believe that additional tax exposure may be likely, we must record a liability for such matters. To the extent we increase this liability in a period, we include an expense within the tax provision in our consolidated statement of operations.

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

Claims and Legal Proceedings—In the normal course of business, we are party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and we can reasonably estimate our potential liability. Although the outcome of these matters is currently not determinable, we do not believe that the resolution of these matters in a manner adverse to our interest will have a material effect upon our financial condition, results of operations or cash flows for any interim or annual period.

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

As of March 31, 2006, we had $274.0 million principal amount of fixed-rate debt and $268.7 million of available floating-rate debt (of which we borrowed $228.7 million). Based on the pro forma amounts outstanding under the revolver credit facility and the term loan, a hypothetical increase of one percentage point would cause an increase to interest expense of approximately $2.3 million on an annual basis on the floating rate debt.

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

Item 4T.	Controls and Procedures.

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

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in our Form 10-K for the fiscal year ended December 31, 2006.

There have been no material changes from Risk Factors previously disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification by Dennis G. Dracup pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Jeffrey C. Grace pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

(b)	Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Monterey, California on May 10, 2007.

LANGUAGE LINE HOLDINGS, INC.

/s/ Dennis G. Dracup
Dennis G. Dracup
Chief Executive Officer and Director

/s/ Jeffrey C. Grace
Jeffrey C. Grace
Chief Financial Officer, Vice President,
Secretary and Director