Form 10-Q
period 2007-09-30
Language Line Holdings, Inc.
filed 2007-11-09
CIK 1301406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007.

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

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$13,082	$20,236
Accounts receivable, net	27,961	24,321
Prepaid expenses and other current assets	1,669	1,461
Deferred taxes on income	1,324	1,013

Total current assets	44,036	47,031
Property and equipment, net	5,762	5,385
Goodwill	408,793	408,793
Intangible assets, net	346,973	369,139
Deferred financing costs, net	11,238	13,253
Other assets	241	365

Total assets	$817,043	$843,966

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$816	$515
Accrued interest	5,506	3,485
Accrued compensation and interpreter costs	5,668	4,850
Other accrued liabilities	2,853	2,325
Income taxes payable	2,408	3,008
Current portion of long-term debt	12,630	17,251

Total current liabilities	29,881	31,434
Other liabilities	3,392	—
Long-term debt	209,708	219,181
Senior subordinated notes	162,066	161,725
Senior discount notes	86,374	77,940
Deferred taxes on income	142,092	149,403

Total liabilities	633,513	639,683

Stockholders’ equity:
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	207,436	227,137
Accumulated deficit	(23,906)	(22,854)

Total stockholders’ equity	183,530	204,283

Total liabilities and stockholders’ equity	$817,043	$843,966

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Revenues	$46,177	$41,039	$136,916	$121,201
Cost of services	16,398	14,339	48,279	42,625
Other expenses:
Selling, general and administrative	8,338	7,060	24,518	21,314
Interest	13,354	13,953	39,748	40,619
Depreciation and amortization	7,310	8,249	24,001	27,826

Total other expenses	29,002	29,262	88,267	89,759

Other income:
Interest	236	252	679	480
Escrow settlement	—	795	—	795

Total other income	236	1,047	679	1,275

Income (loss) before taxes on income	1,013	(1,515)	1,049	(9,908)
Taxes (benefit) on income (loss)	603	(291)	1,297	(2,971)

Net income (loss)	$410	$(1,224)	$(248)	$(6,937)

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Cash flows from operating activities:
Net income (loss)	$(248)	$(6,937)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,001	27,826
Amortization of deferred financing costs	2,015	1,635
Deferred taxes on income	(7,016)	(8,166)
Stock based compensation expense	310	313
Accretion of discount on long-term debt	8,775	7,662
Loss on fixed asset disposals	3	—
Effect of changes in operating assets and liabilities:
Accounts receivable	(3,640)	(1,574)
Prepaid expenses and other current assets	(208)	449
Other assets	124	(223)
Accounts payable	301	1,742
Income taxes payable	(2,010)	303
Accrued interest and other liabilities	6,759	6,187

Net cash provided by operating activities	29,166	29,217

Cash flows from investing activities:
Purchase of property and equipment	(2,039)	(2,478)
Acquisition of intangible asset	(175)	—

Net cash used in investing activities	(2,214)	(2,478)

Cash flows from financing activities:
Long-term debt repayments	(14,094)	(15,098)
Revolving line of credit borrowings	11,000	—
Revolving line of credit repayments	(11,000)	—
Repurchase of restricted stock units	(12)	(15)
Dividend paid to parent company	(20,000)	—

Net cash used in financing activities	(34,106)	(15,113)

Net (decrease) increase in cash and cash equivalents	(7,154)	11,626
Cash and cash equivalents - beginning of period	20,236	13,991

Cash and cash equivalents - end of period	$13,082	$25,617

Supplemental cash flow disclosures:
Cash paid for interest	$26,835	$26,143

Cash paid for income taxes	$7,201	$4,893

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the nine months ended September 30, 2007 and September 30, 2006 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 of Language Line Holdings, Inc., which are included in the Form 10-K filed with the SEC on March 16, 2007.

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

Principles of Consolidation—The condensed consolidated financial statements include the accounts of LLHI, LLI, LLC and LLC’s wholly-owned subsidiaries as of September 30, 2007 and December 31, 2006, and for the three months and nine months ended September 30, 2007 and 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year—The Company’s fiscal year end is December 31.

Cash equivalents—Cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased.

Accrued compensation and interpreter costs—Accrued compensation and interpreter costs are current compensation obligations due to internal employees and agency interpreters. This includes components of known costs due to agency interpreters as well as accrued estimates for internal employees and agency interpreters.

Reclassifications—Interest income and expense have been reclassified to be presented on a gross basis for the periods ended September 30, 2006 to conform to the September 30, 2007 presentation. Portions of selling, general and administrative expenses have been reclassified to cost of services for the periods ended September 30, 2006 to conform to the September 30, 2007 presentation.

On the Balance Sheet the Company combined accrued payroll and related benefits with accrued cost of interpreters into accrued compensation and interpreter costs. Portions of accounts payable have been reclassified to accrued compensation under current liabilities for the periods ended December 31, 2006 to conform to the September 30, 2007 presentation.

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

Recently Adopted Accounting Changes—The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109 (“FIN 48”), effective from January 1, 2007. FIN 48 changed the test for recognition of uncertain tax positions to a “more-likely-than-not recognition threshold” which is defined as “greater than 50 percent”. Once the threshold is crossed, the enterprise then recognizes its best estimate of the amount that will ultimately be sustained upon review by the relevant tax authorities.

As a consequence of adopting FIN 48, the Company recorded a $4.2 million increase in other liabilities, a $2.8 million decrease in income tax payable, a $0.6 million decrease in deferred tax liabilities, and a cumulative adjustment of $0.8 million to opening accumulated deficit at January 1, 2007.

Total unrecognized tax benefits as of January 1, 2007 totaled $4.5 million and, if recognized, would impact the Company’s effective tax rate. We expect that within the next twelve months, we will make total settlement payments on tax positions of at least $0.3 million. During the three and nine months ended September 30, 2007, the Company recorded a decrease in its total unrecognized tax benefits of $0.7 million and $1.1 million, respectively, primarily due to the Company making payments or agreeing with taxing authorities on certain tax positions.

The Company recognizes interest and penalties relating to unrecognized tax benefits as part of its income tax expense. Total accrued interest and penalties as of January 1, 2007 were $0.7 million and $0.2 million, respectively.

The Company files income tax returns in U.S. federal jurisdiction along with various state and foreign jurisdictions, and is subject to ongoing audits from various taxing authorities in the jurisdictions in which it does business. With certain exceptions, the Company is no longer subject to examinations from taxing authorities for years prior to 2003. The Franchise Tax Board (“FTB”) of the State of California is currently examining the Company’s California income tax returns for 2003 and 2004. The Company has agreed with certain FTB findings and will make income tax settlement payments on tax positions of at least $0.3 million within the next 12 months. The Company is currently disputing a FTB finding with an estimated income tax effect of $0.2 million.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement.” The pronouncement addresses disclosure requirements for taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, certain excise taxes and some industry-specific taxes. A consensus was reached that entities may adopt a policy of presenting these taxes in the income statement on either a gross or net basis. If such taxes are significant, EITF 06-3 requires disclosure of the accounting method in the accounting policy section of the notes to the financial statements, and if not presented at net, then disclosure is required for the amount of such taxes that are recognized on a gross basis. We adopted EITF 06-3 on our effective date of January 1, 2007. We present revenues net of sales and value-added taxes in our consolidated financial position and results of operations. We believe the impact of adopting EITF 06-3 is immaterial.

Recent Accounting Pronouncements Non Adopted

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

2. Guarantor Subsidiaries

The Company’s outstanding public debt (the “Senior Subordinated Notes”) is jointly and severally, fully and unconditionally guaranteed by the Company and its subsidiaries (the “Guarantor Subsidiaries”). The Company or Parent Company has no independent assets or operations. The subsidiaries are 100% owned by the Company. At September 30, 2007, a total of approximately $162.1 million of Senior Subordinated Notes were outstanding. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company. Separate financial statements of the Company and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.

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

3. Contingencies

The Company is party to certain legal actions arising in the ordinary course of business. Although the ultimate outcome is not presently determinable, management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

4. Stock-Based Compensation

On August 31, 2007 the company granted 1.75 million Class C restricted stock units. Under the Company’s Holdings Class C restricted stock unit plan, officers, employees and outside directors have received or may receive grants of Holdings Class C restricted stock units. The weighted average grant date fair value of this award is $0.14. The Company recognizes stock-based compensation expense for grants of its Holdings Class C restricted stock units in the Selling, General and Administrative line item of the Condensed Consolidated Statement of Operations.

The Holding Class C restricted stock units will vest according to a specified schedule and will be recorded as compensation expense over the vesting period of five years. Vesting will accelerate upon a change of control of Holdings and upon certain types of sales. Vesting will cease if the individual ceases to be employed by Holdings or any of its subsidiaries. If the individual ceases to be employed by Holdings or any of its subsidiaries, Holdings will have the option to purchase all or any portion of the vested and/or the unvested restricted stock units. The aggregate purchase price for all unvested units will be $1.00, and the purchase price for each vested unit will be the fair market value for such unit as the date of individual’s termination. If however, the Company terminates the individual’s employment for cause, the aggregate purchase price of all vested units will be $1.00. Holdings right to repurchase the individual’s units will terminate upon a “change of control” (as such term is defined in their incentive unit agreement), provided that the individual is employed by Holdings or any of its subsidiaries at the time of the “change of control.”

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

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Statement of Operations data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	35.5%	34.9%	35.3%	35.2%
Other expenses:
Selling, general and administrative	17.9%	17.2%	17.8%	17.6%
Interest	28.9%	34.0%	29.0%	33.5%
Depreciation and amortization	15.8%	20.1%	17.5%	23.0%

Total other expenses	62.6%	71.3%	64.3%	74.1%

Other income:
Interest	0.5%	0.6%	0.5%	0.4%
Special Payment Received	0.0%	1.9%	0.0%	0.7%

Total other income	0.5%	2.5%	0.5%	1.1%

Income (loss) before taxes on income	2.4%	(3.7%)	0.9%	(8.2%)
Tax (benefit) on income (loss)	1.3%	(0.7%)	0.9%	(2.5%)

Net income (loss)	1.1%	(3.0%)	0.0%	(5.7%)

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenues for the three months ended September 30, 2007 were $46.2 million as compared to $41.0 million for the three months ended September 30, 2006, an increase of $5.2 million or 12.7%. The majority of the increase in revenue is driven by a 18.2% increase in OPI billed minutes, offset by a 4.1% decline in the average rate per billed minute.

Cost of services consists primarily of costs associated with interpretation services and customer support. Significant cost components include compensation of interpreters and telecommunication charges. For the three months ended September 30, 2007, cost of services were $16.4 million as compared to $14.3 million for the three months ended September 30, 2006, an increase of $2.1 million or 14.7%. This increase was primarily due to increased interpretation minutes offset by a lower cost per minute.

Selling, general and administrative expenses for the three months ended September 30, 2007 were $8.2 million as compared to $7.1 million for the three months ended September 30, 2006, an increase of $1.1 million or 15.5%. This increase was primarily due to the results of an increase in marketing and sales initiatives as well as recruiting initiatives.

Interest expense for the three months ended September 30, 2007 was $13.4 million as compared to $14.0 million for the three months ended September 30, 2006, a decrease of $0.6 million or 4.3%. This was primarily due to a decrease in the interest rate in 2007 versus 2006 on our term loan combined with a reduction in the principal balance of our term loan.

Depreciation and amortization was $7.3 million for the three months ended September 30, 2007 compared to $8.3 million for the three months ended September 30, 2006, a decrease of $0.9 million or 11.0%. The decrease was primarily due to one intangible asset being fully amortized in 2006.

Interest income for the three months ended September 30, 2007 was $0.2 million as compared to $0.3 million for the three months ended September 30, 2006, a decrease of $0.1 million or 33.3%. For the three months ended September 30, 2007, the Company had a lower cash balance which earned higher interest, and for the three months ended September 30, 2006, the Company had a higher cash balance which earned lower interest, resulting in a decrease between the periods.

The tax expense on income for the three months ended September 30, 2007 was $0.6 million as compared to $0.3 million of tax benefit on loss for the three months ended September 30, 2006, a change of $0.9 million. This change in tax expense is primarily due to a $2.6 million change in pretax results of operations (income before income taxes of $1.0 million for the three months ended September 30, 2007 compared to a loss before income taxes of $1.5 million for the three months ended September 30, 2006). The effective tax rate for the three months ended September 30, 2007 was 60% as compared to 19% for the three months ended September 30, 2006. The Company’s effective tax rate is significantly impacted by its permanent differences, which are significant in relation to the income (loss) before taxes on income. The effect of such permanent differences is to increase the Company’s effective tax rate on pretax income and decrease its effective tax benefit on pretax losses.

As a result of the factors described above, net income was $0.5 million for the three months ended September 30, 2007 as compared to a net loss of $1.2 million for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenues for the nine months ended September 30, 2007 were $136.9 million as compared to $121.2 million for the nine months ended September 30, 2006, an increase of $15.7 million or 12.9%. The majority of the increase in revenue is driven by a 19.9% increase in OPI billed minutes offset by a 5.8% decline in the average rate per billed minute.

Cost of services consists primarily of costs associated with interpretation services and customer support. Significant cost components include compensation of interpreters and telecommunication charges. For the nine months ended September 30, 2007, cost of services were $48.3 million as compared to $42.6 million for the nine months ended September 30, 2006, an increase of $5.7 million or 13.4%. This increase was primarily due to increased interpretation minutes offset by a lower cost per minute.

Selling, general and administrative expenses for the nine months ended September 30, 2007 were $24.4 million as compared to $21.3 million for the nine months ended September 30, 2006, an increase of $3.1 million or 14.6%. This increase was primarily due to the results of an increase in marketing and sales initiatives as well as recruiting initiatives.

Interest expense for the nine months ended September 30, 2007 was $39.7 million as compared to $40.6 million for the nine months ended September 30, 2006, a decrease of $0.9 million or 2.2%. This was primarily due to a decrease in the interest rate in 2007 versus 2006 on our term loan combined with a reduction in the principle balance of our term loan.

Depreciation and amortization was $24.0 million for the nine months ended September 30, 2007 compared to $27.8 million for the nine months ended September 30, 2006, a decrease of $3.8 million or 13.7%. The decrease was primarily due to one intangible asset being fully amortized in 2006.

The tax expense on income for the nine months ended September 30, 2007 was $1.3 million as compared to $3.0 million of tax benefit on loss for the nine months ended September 30, 2006, a change of $4.3 million. This change in tax expense is primarily due an $11.0 million change in pretax results of operations (income before income taxes of $1.1 million for the nine months ended September 30, 2007 compared to a loss before income taxes of $9.9 million for the nine months ended September 30, 2006). The effective tax rate for the nine months ended September 30, 2007 was 124% as compared to 30% for the nine months ended September 30, 2006. The Company’s effective tax rate is significantly impacted by its permanent differences, which are significant in relation to the income (loss) before taxes on income. The effect of such permanent differences is to increase the Company’s effective tax rate on pretax income and decrease its effective tax benefit on pretax losses.

As a result of the factors described above, net loss was $0.2 million for the nine months ended September 30, 2007 as compared to a net loss of $6.9 million for the nine months ended September 30, 2006.

Recent Accounting Pronouncements

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

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2007 was $29.2 million compared with net cash provided by operating activities during the nine months ended September 30, 2006 of $29.2 million.

Investing Activities. Net cash used in investing activities was $2.2 million for the nine months ended September 30, 2007, compared to $2.5 million for the nine months ended September 30, 2006. This decrease was mainly attributable to a reduction in capital expenditure spending.

Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2007 was $34.1 million, compared to $15.1 million during the nine months ended September 30, 2006. The increase of $19.0 million is the result of the $20.0 million dividend distribution issued on April 25, 2007 to Language Line Holdings II, Inc. an affiliated non-consolidated entity under the ultimate parent, Language Line Holdings, LLC. The distribution was recorded as a reduction to Additional-Paid-In-Capital in the consolidated financial statements of Language Line Holdings, Inc. and Subsidiaries due to our accumulated deficit.

As a result of issuing the dividend, the Company borrowed $11.0 million under our revolving credit facility during the nine months ended September 30, 2007. The $11.0 million borrowed was fully repaid by the Company during the nine months ended September 30, 2007. At September 30, 2007 the maximum amount available under the revolving credit facility was $40.0 million, and no balance is outstanding.

We expect to continue to generate positive cash flows from operations for the remainder of 2007. We believe cash flow from operations will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures, and other needs for the next twelve months.

Debt Service. As of September 30, 2007, we had total indebtedness of $470.8 million and $40.0 million of borrowings available under our revolver credit facility, as defined in our loan agreement and subject to customary conditions.

The senior secured credit facilities consist of a six-year $40.0 million revolving credit facility and a seven-year amortizing $240.0 million term loan facility. Borrowings under the senior credit facilities generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted LIBOR. The applicable margin for revolving credit loans will vary based upon our leverage ratio as defined in the senior credit facilities. The senior credit facilities are secured by first priority interests in, and mortgages on, substantially all of our tangible and intangible assets and first priority pledges of all the equity interests owned by us in our existing and future domestic subsidiaries. The facility contains covenants that require the Company to maintain various financial statement ratios. The Company was compliant with these covenants at September 30, 2007.

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

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of September 30, 2007 (dollars in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter
Senior secured credit facilities	$222,339	$3,158	$12,630	$12,630	$12,630	$181,291	$—
Senior subordinated notes offered by Language Line, Inc.	165,000	—	—	—	—	—	165,000
Senior discount notes	108,993	—	—	—	—	—	108,993
Interest payments	216,586	13,858	36,412	43,047	49,681	41,317	32,271
Unrecognized tax benefits	311	311	—	—	—	—	—
Operating leases	5,725	1,036	2,684	1,029	831	145	—

Total cash contractual obligations	$718,954	$18,363	$51,726	$56,706	$63,142	$222,753	$306,264

Interest payments with respect to the senior secured credit facilities assume a variable rate of 8.42%, which represents the most recent rate applicable to these facilities. Both the senior subordinated notes offered by Language Line, Inc. and the senior discount notes are 11 1/8% and 14 1/8% fixed rate notes, respectively.

We expect that, within the next twelve months, we will make income tax settlement payments on tax positions of at least $0.3 million. Since settlement of all other tax positions can not be reasonably estimated due to uncertainties in the timing of tax audit outcomes, $3.1 million is not included in the Contractual and Commercial Commitment Summary.

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

As of September 30, 2007, we had $274.0 million principal amount of fixed-rate debt and $262.3 million of available floating-rate debt (of which we borrowed $222.3 million). Based on the pro forma amounts outstanding under the revolver credit facility and the term loan, a hypothetical increase of one percentage point would cause an increase to interest expense of approximately $2.2 million on an annual basis on the floating rate debt.

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

On September 13, 2007, we filed an amendment on Form 10-Q/A to our quarterly report on Form 10-Q for the three months ended March 31, 2007 to restate our unaudited condensed consolidated financial statements for the three months ended March 31, 2007.

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

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness as of September 30,2007 and during the restatement process relating to the Company’s internal control over financial reporting:

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

Other than the remedial measure described above, there were no other changes in our internal control over financial reporting that have materially affected, or are likely to materially affect our internal control over financial reporting during the three months ended September 30, 2007.

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

Language Line Holdings, LLC exercised its right to repurchase an aggregate 50,000 vested Class C Common Units at Fair Market Value (the “Vested Units”) in the amount of $7,000 and a total of 125,000 of unvested Class C Common Units for a $1.00 aggregate purchase price.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Monterey, California on November 9, 2007.

LANGUAGE LINE HOLDINGS, INC.

/s/ Dennis G. Dracup
Dennis G. Dracup
Chief Executive Officer and Director

/s/ Michael Schmidt
Michael Schmidt
Chief Financial Officer and, Secretary