Form 10-Q
period 2008-03-31
Language Line Holdings, Inc.
filed 2008-05-12
CIK 1301406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “ large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer

☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2008, there were 1,000 shares of the registrant’s common stock, $.01 par value, which is the only class of common stock of the registrant. There is no market for the registrant’s common stock, all of which is held by Language Line Holdings, LLC.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the factors set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risks and uncertainties that could cause Language Line Holdings, Inc.’s (“LLHI,” “we,” “us,” or the “Company”) actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the outsourced over-the-phone interpretation services market, continued demand from the primary industries the Company serves, the availability of telephone services, as well as factors more specific to the Company such as restrictions imposed by the Company’s debt including financial covenants and limitations on the Company’s ability to incur additional indebtedness, the Company’s future capital requirements, and risk associated with economic conditions generally. The “forward looking statements” contained in this report are made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or other matters concerning the Company. We assume no obligation to update any forward-looking statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$22,551	$13,898
Accounts receivable, net	27,067	28,696
Prepaid expenses and other current assets	3,191	1,965
Deferred taxes on income	970	1,382

Total current assets	53,779	45,941
Property and equipment, net	5,624	5,913
Goodwill	408,793	408,793
Intangible assets, net	333,557	340,222
Deferred financing costs, net	9,895	10,566
Other assets	241	241

Total assets	$811,889	$811,676

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,845	$1,603
Accrued interest	5,389	2,339
Accrued compensation and interpreter costs	6,353	5,930
Other accrued liabilities	2,312	2,339
Dividends payable	—	1,000
Income taxes payable	2,287	300
Current portion of long-term debt	12,332	17,730

Total current liabilities	30,518	31,241
Other liabilities	3,492	3,463
Long-term debt	198,592	201,451
Senior subordinated notes	162,309	162,185
Senior discount notes	92,474	89,338
Deferred taxes on income	138,225	140,126

Total liabilities	625,610	627,804

Stockholders’ equity:
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	206,644	206,538
Accumulated deficit	(20,365)	(22,666)

Total stockholders’ equity	186,279	183,872

Total liabilities and stockholders’ equity	$811,889	$811,676

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007

Revenues	$48,897	$45,266
Cost of services (exclusive of items shown separately below)	16,326	15,573
Other expenses:
Selling, general and administrative	8,567	8,041
Interest	12,559	13,187
Depreciation and amortization	7,369	8,488

Total other expenses	28,495	29,716

Other income:
Interest	254	302
Other	335	—

Total other income	589	302

Income before taxes on income	4,665	279
Taxes on income	2,364	397

Net income (loss)	$2,301	$(118)

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007

Cash flows from operating activities:
Net income (loss)	$2,301	$(118)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,369	8,488
Amortization of deferred financing costs	671	671
Deferred taxes on income	(1,489)	(2,402)
Stock based compensation expense	106	103
Accretion of discount on long-term debt	3,260	2,847
Effect of changes in operating assets and liabilities:
Accounts receivable	1,629	(1,555)
Prepaid expenses and other current assets	(1,226)	(177)
Other assets	—	42
Accounts payable	242	(129)
Income taxes payable	1,987	(1,479)
Accrued interest and other liabilities	3,475	5,449

Net cash provided by operating activities	18,325	11,740

Cash flows from investing activities :
Purchase of property and equipment	(327)	(707)
Acquisition of intangible asset	(88)	(175)

Net cash used in investing activities	(415)	(882)

Cash flows from financing activities :
Long-term debt repayments	(8,257)	(7,779)
Dividend paid to parent company	(1,000)	—

Net cash used in financing activities	(9,257)	(7,779)

Net increase in cash and cash equivalents	8,653	3,079
Cash and cash equivalents - beginning of period	13,898	20,236

Cash and cash equivalents - end of period	$22,551	$23,315
Supplemental cash flow disclosures:
Cash paid for interest	$5,519	$7,696

Cash paid for income taxes	$1,836	$98

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2008 and March 31, 2007 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 of Language Line Holdings, Inc., which are included in the Form 10-K filed with the SEC on March 26, 2008.

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

Organization

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Such management estimates include the allowance for doubtful accounts receivables, the useful life of intangible assets, impairment of goodwill and intangible assets, income taxes, and claims and legal proceedings. Actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of LLHI, LLI, LLC and LLC’s wholly-owned subsidiaries as of March 31, 2008 and December 31, 2007, and for the three months ended March 31, 2008 and 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill resulting from a business combination be tested for impairment annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. The Company completed the annual test of impairment for goodwill as of December 31, 2007, October 1, 2007, October 1, 2006 and 2005, respectively. These tests resulted in no impairment being recognized. The change in the annual test of impairment for goodwill to December 31st represents a change in accounting principle and was a preferable change as the Company’s annual budgeting process takes place during the later part of the fourth fiscal quarter, and such information is utilized in the valuation process. Other intangible assets are generally amortized on a straight-line basis over their useful life which is based on historic experience and plans for utilization of the assets by the Company subsequent to the business combination.

Income Taxes

Income taxes are accounted for using an asset and liability approach. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carry forwards measured by applying currently enacted tax laws. A valuation allowance is provided to reduce net deferred tax assets to an amount that is more likely than not to be realized.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We elected not to adopt the fair value option for any financial assets and liabilities.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact of this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (“FAS 160”). FAS 160 amends Accounting Research Bulletin 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the potential impact of this statement.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The fair value measurement of financial assets and financial liabilities is effective for us beginning in fiscal year 2008. Two FASB Staff Positions (“FSP”) on this statement were subsequently issued. FSP No. 157-1, issued on February 14, 2007, excluded SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, which are required to be measured at fair value under SFAS No. 141, “Business Combinations” (“SFAS 141”), or SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”), regardless of whether those assets and liabilities are related to leases. This FSP was effective upon our initial adoption of SFAS 157. FSP No. 157-2, issued on February 12, 2007, delayed the effective date of this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP will be effective for us in fiscal year 2009. Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities, and did not have a material impact on our consolidated financial position, results of operations or cash flows. We are currently evaluating the anticipated effect of this statement on the non-financial assets and non-financial liabilities of our consolidated financial statements.

2. Guarantor Subsidiaries

The Company’s outstanding public debt (the “Senior Subordinated Notes”) is jointly and severally, fully and unconditionally guaranteed by the Company and its subsidiaries (the “Guarantor Subsidiaries”). The Company or Parent Company has no independent assets or operations. The subsidiaries are 100% owned by the Company. At March 31, 2008, a total of approximately $162.3 million of Senior Subordinated Notes were outstanding. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company. Separate financial statements of the Company and each of the Guarantor Subsidiaries are not presented because the guarantees are full and unconditional and the Guarantor Subsidiaries are jointly and severally liable.

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

Introduction

We believe we are the leading global provider of Over-the-phone interpretation (“OPI”) services from English into more than 170 different languages, 24 hours a day, seven days a week. Our specially-trained, proprietary base of interpreters perform value-added OPI services which facilitate critical business transactions and delivery of emergency and government services between our customers and limited English proficient (“LEP”) speakers throughout the world. In 2007, we helped more than 28 million people communicate across linguistic and cultural barriers by providing OPI services to our customers. We offer our customers a high-quality, cost-effective alternative to staffing in-house multilingual employees or using face-to-face interpretation. Through our OPI services, we improve our customers’ revenue potential, customer service and competitiveness by enhancing their ability to effectively serve the growing population of current and prospective LEP speakers.

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

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Statement of Operations data:
Revenues	100.0%	100.0%
Cost of services	33.4%	34.4%
Other expenses:
Selling, general and administrative	17.5%	17.8%
Interest	25.7%	29.2%
Depreciation and amortization	15.1%	18.8%

Total other expenses	58.3%	65.8%

Other income:
Interest	0.5%	0.7%
Other	0.7%	0.0%

Total other income	1.2%	0.7%

Income before taxes on income	9.5%	0.5%
Tax on income	4.8%	0.8%

Net income (loss)	4.7%	(0.3%)

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues for the three months ended March 31, 2008 were $48.9 million as compared to $45.3 million for the three months ended March 31, 2007, an increase of $3.6 million or 7.9%. The increase in revenue is primarily driven by a 10.0% increase in OPI billed minutes, which is partially offset by a 1.8% decline in the average rate per billed minute.

Cost of services consists primarily of costs associated with interpretation services and customer support. Significant cost components include compensation of interpreters and telecommunication charges. For the three months ended March 31, 2008, cost of services were $16.3 million as compared to $15.6 million for the three months ended March 31, 2007, an increase of $0.7 million or 4.5%. This increase was primarily due to increased interpretation minutes partially offset by a lower cost per minute.

Selling, general and administrative expenses for the three months ended March 31, 2008 were $8.6 million as compared to $8.0 million for the three months ended March 31, 2007, an increase of $0.6 million or 7.5%. This increase was primarily due to higher administration wages and recruiting costs of $0.3 million, costs related to the implementation of Sarbanes-Oxley of $0.1 million, and lower exchange rate gains of $0.1 million.

Interest expense for the three months ended March 31, 2008 was $12.6 million as compared to $13.2 million for the three months ended March 31, 2007, a decrease of $0.6 million or 4.5%. This was primarily due to a decrease in the interest rate on our senior secured debt combined with a lower average principal balance during the period for our senior secured debt.

Depreciation and amortization was $7.4 million for the three months ended March 31, 2008 compared to $8.5 million for the three months ended March 31, 2007, a decrease of $1.1 million or 12.9%. This decrease was primarily due to an intangible asset which became fully amortized during 2007.

Interest income for the three months ended March 31, 2008 was $0.3 million, unchanged from $0.3 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, a higher average cash balance was offset by a lower effective interest rate compared to the three months ended March 31, 2007.

Other income for the three months ended March 31, 2008 was $0.3 million. This amount represents fees charged on accounts receivable balances in excess of 30 days.

Tax expense on income for the three months ended March 31, 2008 was $2.4 million as compared to $0.4 million for the three months ended March 31, 2007, an increase of $2.0 million. This increase is primarily due to a $4.4 million change in pretax results of operations. The effective tax rate for the three months ended March 31, 2008 was 51% as compared to 142% for the three months ended March 31, 2007. The Company’s effective tax rate is significantly impacted by its permanent differences, which are significant in relation to the income before taxes on income.

As a result of the factors described above, net income was $2.3 million for the three months ended March 31, 2008 as compared to a net loss of $0.1 million for the three months ended March 31, 2007.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2008 was $18.3 million. This reflects net income of $2.3 million, non-cash charges of $11.4 million, an increase in accrued interest and other liabilities of $3.5 million, and an increase of $2.0 million in income taxes payable, which is partially offset by an increase in other assets. Non-cash charges include depreciation and amortization, amortization of deferred financing costs, accretion of discount on long-term debt, and stock based compensation. Net cash provided by operating activities for the three months ended March 31, 2007 was $11.7 million. This reflects a net loss of $0.1 million, non-cash charges of $12.1 million, an increase in accrued interest and other liabilities of $5.4 million, which is partially offset by a decrease in deferred taxes of $2.4 million, an increase in accounts receivable of $1.6 million, and a decrease in income taxes payable of $1.5 million.

Investing Activities. Net cash used in investing activities was $0.4 million for the three months ended March 31, 2008. This reflects capital expenditures of $0.4 million for the period. Net cash used in investing activities was $0.9 million for the three months ended March 31, 2007. This reflects capital expenditures of $0.9 million for the period.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2008 was $9.3 million. This reflects payments made on our senior secured debt of $8.3 million and a dividend distribution in the amount of $1.0 million to Language Line Holding II, Inc. an affiliated non-consolidated entity under the ultimate parent, Language Line Holdings, LLC. Net cash used in financing activities for the three months ended March 31, 2007 was $7.8 million. This reflects payments made on our senior secured debt. At March 31, 2008 the maximum amount available under the revolving credit facility was $40.0 million, and no balance is outstanding.

Debt Service. As of March 31, 2008, we had total indebtedness of $465.7 million and $40.0 million of borrowings available under our revolver credit facility, as defined in our loan agreement of which $0 is outstanding.

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

Capital Expenditures. We expect to spend approximately $3.0 million on capital expenditures in 2008. We plan to fund these expenditures through net cash flows from operations.

Our principal sources of liquidity are cash flow from operations and borrowings available under our revolver credit facility. We believe that these funds will be sufficient to meet our debt service, capital expenditures and working capital requirements for the next twelve months. Subject to restrictions in our senior secured credit facilities and the indentures governing the notes, we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes. In addition, we may require additional financing if our plans materially change in an adverse manner or prove to be materially inaccurate. There can be no assurance that such financing, if permitted under the terms of our debt agreements, will be available on terms acceptable to us or at all.

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of March 31, 2008 (dollars in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter	Other
Senior secured credit facilities	$210,924	$9,249	$12,332	$12,332	$177,011	$—	$—	—
Senior subordinated notes offered by Language Line, Inc.	165,000	—	—	—	—	165,000	—	—
Senior discount notes	108,993	—	—	—	—	—	108,993	—
Interest payments	189,899	29,751	40,458	47,254	40,165	24,573	7,698	—
Unrecognized tax benefits	3,492	—	—	—	—	—	—	3,492
Operating leases	4,323	2,082	1,204	891	146	—	—	—

Total cash contractual obligations	$682,631	$41,082	$53,994	$60,477	$217,322	$189,573	$116,691	3,492

Interest payments with respect to the senior secured credit facilities assume a variable rate of 5.95%, which represents the most recent rate applicable to these facilities. Both the senior subordinated notes offered by Language Line, Inc. and the senior discount notes are 11 1/8% and 14 1/8% fixed rate notes, respectively.

Critical Accounting Policies

Financial statement preparation requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying consolidated unaudited financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

As of March 31, 2008, we had $274.0 million principal amount of fixed-rate debt and $250.9 million of available floating-rate debt (of which we borrowed $210.9 million). Based on the amounts outstanding under the revolver credit facility and the term loan, a hypothetical increase of one percentage point would cause an increase to interest expense of approximately $2.1 million on an annual basis on the floating rate debt.

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

Item 4.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)	Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2. OTHER INFORMATION

Item 1.	Legal Proceedings

Language Line Holdings, Inc. is not currently involved in any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

18.1	Preferability Letter from the Company’s Independent Registered Accounting Firm.

31.1	Certification by Dennis G. Dracup pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Michael Schmidt pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

(b)	Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Monterey, California on May 12, 2008.

LANGUAGE LINE HOLDINGS, INC.

/s/ Dennis G. Dracup
Dennis G. Dracup
Chief Executive Officer and Director

/s/ Michael Schmidt
Michael Schmidt
Chief Financial Officer and, Secretary

EXPLANATORY NOTE

Language Line Holdings, Inc. is filing with this Quarterly Report on Form 10-Q for the three months ended March 31, 2008, a preferability letter provided from our Independent Registered Public Accounting Firm regarding the Company’s change to the date of its annual goodwill impairment test. This change occurred during the three months ended December 31, 2007 and the preferability letter was inadvertently omitted in the Company’s 10-K filing for the fiscal year ended December 31, 2007.