Form 10-Q
period 2008-06-30
Language Line Holdings, Inc.
filed 2008-08-08
CIK 1301406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008.

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

Yes  ☐    No  ☒

As of June 30, 2008, there were 1,000 shares of the registrant’s common stock, $.01 par value, which is the only class of common stock of the registrant. There is no market for the registrant’s common stock, all of which is held by Language Line Holdings, LLC.

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

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$20,817	$13,898
Accounts receivable, net	29,257	28,696
Prepaid expenses and other current assets	2,651	1,965
Due from Coto Holdings, LLC	2,509	—
Deferred taxes on income	1,316	1,382

Total current assets	56,550	45,941
Property and equipment, net	5,355	5,913
Goodwill	408,793	408,793
Intangible assets, net	326,802	340,222
Deferred financing costs, net	9,222	10,566
Other assets	241	241

Total assets	$806,963	$811,676

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$594	$1,603
Accrued interest	800	2,339
Accrued compensation and interpreter costs	5,758	5,930
Other accrued liabilities	2,456	2,339
Dividends payable	—	1,000
Income taxes payable	1,257	300
Current portion of long-term debt	12,332	17,730

Total current liabilities	23,197	31,241
Other liabilities	3,463	3,463
Long-term debt	195,509	201,451
Senior subordinated notes	162,435	162,185
Senior discount notes	95,647	89,338
Deferred taxes on income	136,583	140,126

Total liabilities	616,834	627,804

Stockholders’ equity:
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	206,750	206,538
Accumulated deficit	(16,621)	(22,666)

Total stockholders’ equity	190,129	183,872

Total liabilities and stockholders’ equity	$806,963	$811,676

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Revenues	$52,220	$45,473	$101,117	$90,739
Cost of services (exclusive of items shown separately below)	16,948	16,308	33,274	31,880
Other expenses:
Selling, general and administrative	8,929	8,138	17,496	16,180
Interest	11,783	13,206	24,342	26,394
Depreciation and amortization	7,363	8,203	14,732	16,691

Total other expenses	28,075	29,547	56,570	59,265

Other income:
Interest	18	139	272	442
Other	243	—	578	—

Total other income	261	139	850	442

Income (loss) before taxes on income	7,458	(243)	12,123	36
Taxes on income (loss)	3,714	297	6,078	694

Net income (loss)	$3,744	$(540)	$6,045	$(658)

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30, 2008	Six months ended June 30, 2007
Cash flows from operating activities:
Net income (loss)	$6,045	$(658)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,732	16,691
Amortization of deferred financing costs	1,343	1,343
Deferred taxes on income	(3,477)	(4,771)
Stock based compensation expense	213	205
Accretion of discount on long-term debt	6,559	5,728
Loss on fixed asset disposals	—	3
Effect of changes in operating assets and liabilities:
Accounts receivable	(561)	(1,742)
Prepaid expenses and other current assets	(686)	(136)
Due from Coto Holdings, LLC	(2,509)	—
Other assets	—	113
Accounts payable	(1,009)	242
Income taxes payable	957	(4,229)
Accrued interest and other liabilities	(1,594)	1,906

Net cash provided by operating activities	20,013	14,695

Cash flows from investing activities:
Purchase of property and equipment	(665)	(1,230)
Acquisition of intangible asset	(89)	(175)

Net cash used in investing activities	(754)	(1,405)

Cash flows from financing activities:
Long-term debt repayments	(11,340)	(10,936)
Revolving line of credit borrowings	—	11,000
Revolving line of credit repayments	—	(6,000)
Repurchase of restricted stock units	—	(5)
Dividend paid to parent company	(1,000)	(20,000)

Net cash used in financing activities	(12,340)	(25,941)

Net increase (decrease) in cash and cash equivalents	6,919	(12,651)
Cash and cash equivalents - beginning of period	13,898	20,236

Cash and cash equivalents - end of period	$20,817	$7,585

Supplemental cash flow disclosures:
Cash paid for interest	$17,869	$21,888

Cash paid for income taxes	$8,597	$5,643

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2008 and June 30, 2007 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 of Language Line Holdings, Inc., which are included in the Form 10-K filed with the SEC on March 26, 2008.

In accordance with the rules and regulations of the SEC, unaudited condensed consolidated financial statements may omit or condense certain information and disclosures normally required for a complete set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of LLHI, LLI, LLC and LLC’s wholly-owned subsidiaries as of June 30, 2008 and December 31, 2007, and the results of operations for the three months and six months ended June 30, 2008 and 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill resulting from a business combination be tested for impairment annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. The Company completed the annual test of impairment for goodwill as of December 31, 2007, October 1, 2007, October 1, 2006 and October 1, 2005. These tests resulted in no impairment being recognized. The change in the annual test of impairment for goodwill to December 31st represents a change in accounting principle and was a preferable change as the Company’s annual budgeting process takes place during the later part of the fourth fiscal quarter, and such information is utilized in the valuation process. Other intangible assets are generally amortized on a straight-line basis over their useful life which is based on historic experience and plans for utilization of the assets by the Company subsequent to the business combination.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We elected not to adopt the fair value option for any financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact of this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the potential impact of this statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The fair value measurement of financial assets and financial liabilities is effective for us beginning in fiscal year 2008. Two FASB Staff Positions (“FSP”) on this statement were subsequently issued. FSP No. 157-1, issued on February 14, 2008, excluded SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, which are required to be measured at fair value under SFAS No. 141, “Business Combinations” or SFAS 141(R), regardless of whether those assets and liabilities are related to leases. This FSP was effective upon our initial adoption of SFAS 157. FSP No. 157-2, issued on February 12, 2008, delayed the effective date of this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP will be effective for us in fiscal year 2009. Accordingly, our adoption of this statement on January 1, 2008 is limited to financial assets and liabilities, and did not have a material impact on our consolidated financial position, results of operations or cash flows. We are currently evaluating the anticipated effect of this statement on the non-financial assets and non-financial liabilities of our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP. The FSP also contains new disclosure requirements with respect to recognized intangible assets. This FSP is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of this statement.

2. Guarantor Subsidiaries

The Company’s outstanding public debt (the “Senior Subordinated Notes”) is jointly and severally, fully and unconditionally guaranteed by the Company and its subsidiaries (the “Guarantor Subsidiaries”). The Company or Parent Company has no independent assets or operations. The subsidiaries are 100% owned by the Company. At June 30, 2008, a total of approximately $162.4 million of Senior Subordinated Notes were outstanding. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

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

4. Related Party Transactions

In January 2008, the Company’s ultimate parent, Language Line Holdings, LLC completed its acquisition of Coto Holdings, LLC (“Coto”), a previously unaffiliated company. As part of an affiliate and intercompany services agreement executed between the Company, its parent and Coto, the Company is to provide certain management, interpretation and other defined services to Coto.

As consideration for these management services, Coto is charged a management fee by the Company equal to $500,000 per quarter. Management fees earned by the Company for the three and six months ended June 30, 2008, included in revenues in the accompanying statements of operations, totaled $500,000 and $945,000, respectively.

Additionally, Coto is charged a fee to reimburse the Company for costs it incurs for providing interpretation services, certain of its equipment and other miscellaneous costs. Reimbursable charges to Coto for interpreters and equipment, netted against cost of revenues for the three and six months ended June 30, 2008 totaled $2,745,000 and $2,914,000, respectively. Finally, reimbursable charges to Coto for other miscellaneous (indirect) costs netted against selling, general and administrative expenses totaled $75,000 and $157,000 for the three and six months ended June 30, 2008, respectively. At June 30, 2008, Coto owed the Company an aggregate of $2,509,000 related to these services and charges.

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

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Statement of Operations data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues	32.5%	35.9%	32.9%	35.1%
Other expenses:
Selling, general and administrative	17.1%	17.9%	17.3%	17.8%
Interest	22.6%	29.0%	24.1%	29.1%
Depreciation and amortization	14.1%	18.0%	14.6%	18.4%

Total other expenses	53.8%	64.9%	56.0%	65.3%

Other income:
Interest	0.0%	0.3%	0.3%	0.5%
Other	0.5%	0.0%	0.6%	0.0%

Total other income	0.5%	0.3%	0.9%	0.5%

Income (loss) before taxes	14.3%	(0.5%)	12.0%	0.1%
Tax on income/loss	7.1%	0.7%	6.0%	0.8%

Net income (loss)	7.2%	(1.2%)	6.0%	(0.7%)

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenues for the three months ended June 30, 2008 were $52.2 million as compared to $45.5 million for the three months ended June 30, 2007, an increase of $6.7 million or 14.8%. The increase in revenue is primarily driven by an increase in OPI billed minutes.

Cost of services consists primarily of costs associated with interpretation services and customer support. Significant cost components include compensation of interpreters and telecommunication charges. For the three months ended June 30, 2008, cost of services were $16.9 million as compared to $16.3 million for the three months ended June 30, 2007, an increase of $0.6 million or 3.9%. This increase was primarily due to increased interpretation minutes partially offset by a lower cost per minute.

Selling, general and administrative expenses for the three months ended June 30, 2008 were $8.9 million as compared to $8.1 million for the three months ended June 30, 2007, an increase of $0.8 million or 9.7%. This increase was primarily due to higher sales and business development expenses of $0.5 million and an increase in the provision for uncollectible accounts of $0.2 million.

Interest expense for the three months ended June 30, 2008 was $11.8 million as compared to $13.2 million for the three months ended June 30, 2007, a decrease of $1.4 million or 10.8%. This was primarily due to a decrease in the interest rate on our senior secured debt combined with a lower average principal balance during the period for our senior secured debt.

Depreciation and amortization was $7.4 million for the three months ended June 30, 2008 compared to $8.2 million for the three months ended June 30, 2007, a decrease of $0.8 million or 10.2%. This decrease was primarily due to an intangible asset which became fully amortized during 2007.

Interest income for the three months ended June 30, 2008 was $0.02 million as compared to $0.1 million for the three months ended June 30, 2007. For the three months ended June 30, 2008, the Company had a higher average cash balance offset by a lower effective interest rate compared to the three months ended June 30, 2007.

Other income for the three months ended June 30, 2008 was $0.2 million. This amount represents fees charged on accounts receivable balances in excess of 30 days, which the Company began assessing in 2008.

Tax expense on income for the three months ended June 30, 2008 was $3.7 million as compared to $0.3 million for the three months ended June 30, 2007, an increase of $3.4 million. This increase is primarily due to a $7.7 million change in pretax results of operations. The effective tax rate for the three months ended June 30, 2008 was 49.8%. For the three months ended June 30, 2007, the Company recorded tax expense of $0.3 million on a book loss of $0.2 million, due principally to the impact of permanent differences between book and tax income. The Company’s effective tax rate is significantly impacted by its permanent differences, which are significant in relation to the income before taxes on income. These permanent differences consist principally of a portion of the interest expense incurred on our senior discount notes, which is non-deductible for income tax purposes.

As a result of the factors described above, net income was $3.7 million for the three months ended June 30, 2008 as compared to a net loss of $0.5 million for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues for the six months ended June 30, 2008 were $101.1 million as compared to $90.7 million for the six months ended June 30, 2007, an increase of $10.4 million or 11.4%. The majority of the increase in revenue is driven by a modest increase in OPI billed minutes, partially offset by a negligible decline in the average rate per billed minute.

Cost of services consists primarily of costs associated with interpretation services and customer support. Significant cost components include compensation of interpreters and telecommunication charges. For the six months ended June 30, 2008, cost of services were $33.3 million as compared to $31.9 million for the six months ended June 30, 2007, an increase of $1.4 million or 4.4%. This increase was primarily due to increased interpretation minutes offset by a lower cost per minute.

Selling, general and administrative expenses for the six months ended June 30, 2008 were $17.5 million as compared to $16.2 million for the six months ended June 30, 2007, an increase of $1.3 million or 8.1%. This increase was primarily due to higher sales and business development expenses of $1.1 million and an increase in the provision for uncollectible accounts of $0.3 million.

Interest expense for the six months ended June 30, 2008 was $24.3 million as compared to $26.4 million for the six months ended June 30, 2007, a decrease of $2.1 million or 7.8%. This was primarily due to a decrease in the interest rate in 2008 versus 2007 on our term loan combined with a reduction in the principle balance of our term loan.

Depreciation and amortization was $14.7 million for the six months ended June 30, 2008 compared to $16.7 million for the six months ended June 30, 2007, a decrease of $2.0 million or 11.7%. The decrease was primarily due to an intangible asset which became fully amortized during 2007.

The tax expense on income for the six months ended June 30, 2008 was $6.1 million as compared to $0.7 million for the six months ended June 30, 2007, a change of $5.4 million. This change in tax expense is primarily due to a $12.1 million change in pretax results of operations (income before income taxes of $12.1 million for the six months ended June 30, 2008 compared to $0.0 million for the six months ended June 30, 2007). The effective tax rate for the six months ended June 30, 2008 was 50.1% as compared to 1,928% for the six months ended June 30, 2007. The Company’s effective tax rate is significantly impacted by its permanent differences, which are significant in relation to the Company’s income before income taxes.

As a result of the factors described above, net income was $6.0 for the six months ended June 30, 2008 as compared to a net loss of $0.7 million for the six months ended June 30, 2007.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2008 was $20.0 million. This reflects net income of $6.0 million, non-cash charges of $22.8 million, offset principally by cash used for operating assets and liabilities (net) of $5.4 million and a decrease in deferred income taxes of $3.5 million. Non-cash charges include depreciation and amortization, amortization of deferred financing costs, accretion of discount on long-term debt, and stock based compensation. Net cash provided by operating activities for the six months ended June 30, 2007 was $14.7 million. This reflects a net loss of $0.7 million, non-cash charges of $24.0 million, offset principally by cash used for operating assets and liabilities (net) of $3.8 million and by a decrease in deferred income taxes of $4.8 million.

Investing Activities. Net cash used in investing activities was $0.8 million for the six months ended June 30, 2008. This reflects principally capital expenditures of $0.7 million for the period. Net cash used in investing activities was $1.4 million for the six months ended June 30, 2007. This reflects principally capital expenditures of $1.2 million for the period.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2008 was $12.3 million. This reflects payments made on our senior secured debt of $11.3 million and a dividend distribution in the amount of $1.0 million to Language Line Holding II, Inc. an affiliated non-consolidated entity under the ultimate parent, Language Line Holdings, LLC. Net cash used in financing activities for the six months ended June 30, 2007 was $25.9 million. This reflects payments made on our senior secured debt of $10.9 million and a dividend distribution in the amount of $20 million, offset by borrowings (net) of $5 million on our revolving credit facility. At June 30, 2008 the maximum amount available under the revolving credit facility was $40.0 million, and no balance is outstanding.

Debt Service. As of June 30, 2008, we had total indebtedness of $465.9 million and $40.0 million of borrowings available under our revolver credit facility, as defined in our loan agreement of which $0 is outstanding.

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

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of June 30, 2008 (dollars in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter	Other
Senior secured credit facilities	$207,841	$6,166	$12,332	$12,332	$177,011	$—	$—	$—
Senior subordinated notes offered by Language Line, Inc.	165,000	—	—	—	—	165,000	—	—
Senior discount notes	108,993	—	—	—	—	—	108,993	—
Interest payments	169,366	15,367	37,877	44,835	39,016	24,573	7,698	—
Unrecognized tax benefits	3,463	—	—	—	—	—	—	3,463
Operating leases	6,807	1,453	2,896	1,299	983	176	—	—

Total cash contractual obligations	$661,470	$22,986	$53,105	$58,466	$217,010	$189,749	$116,691	$3,463

Interest payments with respect to the senior secured credit facilities assume a variable rate (6.06% at June 30, 2008), which represents the most recent rate applicable to these facilities. Both the senior subordinated notes offered by Language Line, Inc. and the senior discount notes are 11 1/8% and 14 1/8% fixed rate notes, respectively.

Related Party Transactions

In January 2008, the Company’s ultimate parent, Language Line Holdings, LLC completed its acquisition of Coto Holdings, LLC (“Coto”), a previously unaffiliated company. As part of an affiliate and intercompany services agreement executed between the Company, its parent and Coto, the Company is to provide certain management, interpretation and other defined services to Coto.

As consideration for these management services, Coto is charged a management fee by the Company equal to $500,000 per quarter. Management fees earned by the Company for the three and six months ended June 30, 2008, included in revenues in the accompanying statements of operations, totaled $500,000 and $945,000, respectively.

Additionally, Coto is charged a fee to reimburse the Company for costs it incurs for providing interpretation services, certain of its equipment and other miscellaneous costs. Reimbursable charges to Coto for interpreters and equipment, netted against cost of revenues for the three and six months ended June 30, 2008 totaled $2,745,000 and $2,914,000, respectively. Finally, reimbursable charges to Coto for other miscellaneous (indirect) costs netted against selling, general and administrative expenses totaled $75,000 and $157,000 for the three and six months ended June 30, 2008, respectively. At June 30, 2008, Coto owed the Company an aggregate of $2,509,000 related to these services and charges.

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

We are exposed to certain market risks as part of our ongoing business operations. Primary exposure will include changes in interest rates, as borrowings under our senior secured credit facilities bear interest at floating rates based on LIBOR or the base rate, plus an applicable borrowing margin. We will manage our interest rate risk by balancing our amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes do not affect our earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

As of June 30, 2008, we had $274.0 million principal amount of fixed-rate debt and $247.8 million of available floating-rate debt (of which we borrowed $207.8 million). Based on the amounts outstanding under the revolver credit facility and the term loan, a hypothetical increase of one percentage point would cause an increase to interest expense of approximately $2.1 million on an annual basis on the floating rate debt.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Monterey, California on August 7, 2008.

LANGUAGE LINE HOLDINGS, INC.

/s/ Dennis G. Dracup
Dennis G. Dracup Chief Executive Officer and Director

/s/ Michael Schmidt
Michael Schmidt Chief Financial Officer and Secretary