Form 10-Q
period 2009-03-31
Language Line Holdings, Inc.
filed 2009-05-08
CIK 1301406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Item 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2009, there were 1,000 shares of the registrant’s common stock, $.01 par value, which is the only class of common stock of the registrant. There is no market for the registrant’s common stock, all of which is held by Language Line Holdings, LLC.

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

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$32,969	$15,046
Accounts receivable, net	36,891	33,394
Prepaid expenses and other current assets	4,725	5,911
Income taxes receivable	—	2,105
Due from Coto Holdings, LLC (Note 4)	2,917	2,387
Deferred taxes on income	2,635	2,971

Total current assets	80,137	61,814
Property and equipment, net	8,280	8,547
Goodwill	408,793	408,793
Intangible assets, net	306,534	313,290
Deferred financing costs, net	7,208	7,880
Other assets	263	244

Total assets	$811,215	$800,568

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,808	$1,866
Accrued interest	5,378	791
Accrued compensation and interpreter costs	8,889	7,059
Other accrued liabilities	4,107	4,265
Income taxes payable	4,596	—
Due to Language Line Holdings, II Inc.	1,330	2,229
Current portion of long-term debt	12,071	16,339

Total current liabilities	38,179	32,549

Other liabilities	753	737
Long-term debt	182,327	185,336
Senior subordinated notes	162,838	162,699
Senior discount notes	105,997	102,402
Deferred taxes on income	126,410	131,965

Total liabilities	616,504	615,688

Stockholders’ equity:
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	189,996	189,882
Retained Earnings (Accumulated deficit)	4,715	(5,002)

Total stockholders’ equity	194,711	184,880

Total liabilities and stockholders’ equity	$811,215	$800,568

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Revenues	$60,021	$48,897
Cost of services	18,690	16,326
Other expenses:
Selling, general and administrative	11,745	8,567
Interest	11,417	12,559
Depreciation and amortization	7,331	7,369

Total other expenses	30,493	28,495

Other income:
Interest	—	254
Other	103	335

Total other income	103	589

Income before taxes on income	10,941	4,665
Taxes on income	1,224	2,364

Net income	$9,717	$2,301

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Cash flows from operating activities:		(Revised)
Net income	$9,717	$2,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,331	7,369
Amortization of deferred financing costs	672	671
Deferred taxes on income	(5,219)	(1,489)
Stock based compensation expense	114	106
Accretion of discount on long-term debt	3,734	3,260
Loss on fixed asset disposals
Effect of changes in operating assets and liabilities:
Accounts receivable	(3,497)	1,629
Prepaid expenses and other current assets	1,186	(382)
Due from Coto Holdings, LLC	(530)	(844)
Due to Language Line Holdings, II, Inc.	(899)	724
Other assets	(19)	—
Accounts payable	(58)	242
Income taxes receivable/payable	6,701	1,263
Accrued interest and other liabilities	7,231	3,475

Net cash provided by operating activities	26,464	18,325
Cash flows from investing activities:
Purchase of property and equipment	(1,264)	(327)
Acquisition of intangible asset	—	(88)

Net cash used in investing activities	(1,264)	(415)
Cash flows from financing activities:
Long-term debt repayments	(7,277)	(8,257)
Dividend paid to parent company	—	(1000)

Net cash used in financing activities	(7,277)	(9,257)

Net increase in cash and cash equivalents	17,923	8,653
Cash and cash equivalents - beginning of period	15,046	13,898

Cash and cash equivalents - end of period	$32,969	$22,551

Supplemental cash flow disclosures:
Cash paid for interest	$2,375	$5,519

Cash paid for income taxes	$625	$1,836

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2009 and March 31, 2008 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 of Language Line Holdings, Inc., which are included in the Form 10-K filed with the SEC on March 26, 2009.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of LLHI, LLI, LLC and LLC’s wholly-owned subsidiaries as of March 31, 2009 and December 31, 2008, and the results of operations for the three months ended March 31, 2009 and 2008. All significant intercompany accounts and transactions have been eliminated in consolidation.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill resulting from a business combination be tested for impairment annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. The Company completed the annual test of impairment for goodwill as of December 31, 2008. These tests resulted in no impairment being recognized. Other intangible assets are generally amortized on a straight-line basis over their useful life which is based on historic experience and plans for utilization of the assets by the Company subsequent to the business combination.

Income Taxes

Income taxes are accounted for using an asset and liability approach. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carry forwards measured by applying currently enacted tax laws. A valuation allowance, if necessary, is provided to reduce net deferred tax assets to an amount that is more likely than not to be realized.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. SFAS 141(R) will likely have an impact on the Company’s consolidated financial statements when effective in the event a business combination occurs. The nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisition consummated after the effective date.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The fair value measurement of financial assets and financial liabilities is effective for us beginning in fiscal year 2008. Three FASB Staff Positions (“FSP”) on this statement were subsequently issued. FSP No. 157-1, issued on February 14, 2008, excluded SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, which are required to be measured at fair value under SFAS No. 141, “Business Combinations” or SFAS 141(R), regardless of whether those assets and liabilities are related to leases. This FSP was effective upon our initial adoption of SFAS 157. FSP No. 157-2, issued on February 12, 2008, delayed the effective date of this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of FSP No. 157-2 did not have a material impact on our financial statements. FSP No. 157-3, issued in October 2008 and effective upon issuance, clarifies how SFAS 157 should be applied when valuing securities in markets that are not active by illustrating key considerations in determining fair value. Our adoption of this statement on January 1, 2008 is limited to financial assets and liabilities, and did not have a material impact on our consolidated financial position, results of operations or cash flows. In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets. We will adopt FSP 157-4 effective April 1, 2009. We do not expect the adoption of FSP 157-4 will have a material impact on our financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets after the effective date of either a business combination or an asset acquisition. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP. The FSP also contains new disclosure requirements with respect to recognized intangible assets. This FSP is effective for fiscal years beginning after December 15, 2008, and for interim periods within such fiscal years. The adoption of FSP 142-3 may have an impact on our financial statements in the event we acquire intangible assets in either a business combination or asset acquisition. The nature and magnitude of the specific effects will depend upon the nature, terms and size of the business combination or asset acquisition consummated after the effective date.

In April 2009, the FASB issued FSP No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments”, which is effective in the second quarter of 2009. This guidance increases the frequency of fair value disclosures from annual only to quarterly for all financial instruments within the scope of SFAS 107, whether recognized or not on the balance sheet.

Reclassifications

Certain balance sheet amounts in our previously filed financial statements have been reclassified to conform to the current period presentation, as discussed in Note 5.

2. Guarantor Subsidiaries

The Company’s outstanding public debt (the “Senior Subordinated Notes”) is jointly and severally, fully and unconditionally guaranteed by the Company and its subsidiaries (the “Guarantor Subsidiaries”). The Company or Parent Company has no independent assets or operations. The subsidiaries are 100% owned by the Company. At March 31, 2009, a total of approximately $162.8 million of Senior Subordinated Notes were outstanding. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

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

As consideration for these management services, Coto is charged a management fee by the Company equal to $500,000 per quarter. Management fees earned by the Company for the three months ended March 31, 2009 and 2008, included in revenues in the accompanying statements of operations, totaled $500,000 and $445,000, respectively.

Additionally, Coto is charged a fee to reimburse the Company for costs it incurs for providing interpretation services including interpreter labor, telecommunication, interpreter management and other miscellaneous direct costs. Reimbursable charges to Coto for interpretation services, netted against cost of revenues for the three months ended March 31, 2009 and 2008, totaled $5,403,000 and $169,000, respectively. Finally, reimbursable charges to Coto for other miscellaneous (indirect) costs netted against selling, general and administrative expenses totaled $883,000 and $230,000 for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, Coto owed the Company an aggregate of $2,917,000 related to these services and charges.

5. Income Taxes

The operations of the Company and subsidiaries are included in the consolidated federal and state income tax returns of its parent, Language Line Holdings, II Inc. The Company and subsidiaries manage the respective tax payments and refunds for Language Line Holdings, II Inc. Included in the accompanying consolidated balance sheet at March 31, 2009 and December 31, 2008 are amounts owed to Language Line Holdings, II Inc. of $1,330,000 and $2,229,000, respectively, under this arrangement. These amounts are presented separately from the amounts that are receivable or payable (from/to) taxing authorities for federal and state income taxes. In prior periods amounts owed to Language Line Holdings, II Inc. were offset against amounts due from/to taxing authorities in the consolidated balance sheet. The Company revised this presentation in the consolidated balance sheet in 2008, and the resulting changes have been reflected in the accompanying consolidated cash flow statement for the three months ended March 31, 2008.

In February 2009, California budget legislation was signed into law that, among other things, contained several state tax law changes that affected the Company’s effective state tax rate. As a result of these changes, the Company re-evaluated its state deferred tax liabilities and assets in the first quarter of 2009, as the effect of changes in tax laws are accounted for in the period the law changed. The impact of these tax law changes reduced the blended state tax rates applied to the Company’s recorded deferred tax liabilities at March 31, 2009, which had the effect of reducing the Company’s income tax provision for the quarter ended March 31, 2009 in the amount of approximately $3.4 million.

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

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Statement of Operations data:
Revenues	100.0%	100.0%
Cost of Revenues	31.1%	33.4%
Other expenses:
Selling, general and administrative	19.6%	17.5%
Interest	19.0%	25.7%
Depreciation and amortization	12.2%	15.1%

Total other expenses	50.8%	58.3%

Other income:
Interest	0.0%	0.5%
Other	0.1%	0.7%

Total other income	0.1%	1.2%

Income before taxes	18.2%	9.5%
Tax on income	2.0%	4.8%

Net income	16.2%	4.7%

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenues for the three months ended March 31, 2009 were $60.0 million as compared to $48.9 million for the three months ended March 31, 2008, an increase of $11.1 million or 22.7%. This increase in revenue is driven by principally by an increase in OPI billed minutes, offset partially by a nominal decline in the average rate per billed minute.

Cost of services consists primarily of costs associated with interpretation services and customer support. Significant cost components include compensation of interpreters and telecommunication charges. For the three months ended March 31, 2009, cost of services were $18.7 million as compared to $16.3 million for the three months ended March 31, 2008 an increase of $2.4 million or 14.5%. This increase was primarily due to increased interpretation minutes, partially offset by a lower cost per minute as a result of lower interpreter costs.

Selling, general and administrative expenses for the three months ended March 31, 2009 were $11.7 million as compared to $8.6 million for the three months ended March 31, 2008, an increase of $3.2 million or 37.1%. This increase was primarily due to higher sales, marketing and corporate expenses of $2.7 million, coupled with increases in other selling, general and administrative expenses.

Interest expense for the three months ended March 31, 2009 was $11.4 million as compared to $12.6 million for the three months ended March 31, 2008, a decrease of $1.1 million or 9.1%. This was primarily due to a decrease in the interest rate on our senior secured debt (at March 31, 2009 the rate was 4.47% as compared to 5.95% at March 31, 2008), combined with a lower average principal balance during the period for this senior secured debt.

Depreciation and amortization was $7.3 million for the three months ended March 31, 2009, principally unchanged from the same amount recorded for the three months ended March 31, 2008.

Interest income for the three months ended March 31, 2009 was $0 million as compared to $0.3 million for the three months ended March 31, 2008, due to a decline in the rate of interest earned on deposits.

Tax expense on income for the three months ended March 31, 2009 was $1.2 million as compared to $2.4 million for the three months ended March 31, 2008, a decrease of $1.2 million. The effective tax rate for the quarter ended March 31, 2009 was 11.2% as compared to 50.7% for the quarter ended March 31, 2008. In February 2009, California budget legislation was signed into law that, among other things, contained several state tax law changes that affected the Company’s effective state tax rate. As a result of these changes, the Company re-evaluated its state deferred tax liabilities and assets in the first quarter of 2009, as the effect of changes in tax laws are accounted for in the period the law changed. The impact of these tax law changes reduced the blended state tax rates applied to the Company’s recorded deferred tax liabilities at March 31, 2009, which had the effect of reducing the Company’s income tax provision for the quarter ended March 31, 2009 in the amount of approximately $3.4 million.

As a result of the factors described above, net income was $9.7 million for the three months ended March 31, 2009 as compared to $2.3 million for the three months ended March 31, 2008.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2009 was $26.5 million. This reflects net income of $9.7 million, non-cash charges of $11.9 million, and cash provided by operating assets and liabilities (net) of $10.1 million, offset by a decrease in deferred income taxes of $5.2 million. Non-cash charges include depreciation and amortization, amortization of deferred financing costs, accretion of discount on long-term debt, and stock based compensation. Net cash provided by operating activities for the three months ended March 31, 2008 was $18.3 million. This reflects net income of $2.3 million, non-cash charges of $11.4 million, cash provided by operating assets and liabilities (net) of $6.1 million, offset by a decrease in deferred income taxes of $1.5 million.

Investing Activities. Net cash used in investing activities was $1.3 million for the three months ended March 31, 2009. This reflects capital expenditures of $1.3 million for the period. Net cash used in investing activities was $0.4 million for the three months ended March 31, 2008. This reflects principally capital expenditures of $0.3 million for the period.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2009 was $7.3 million, reflecting payments made on our senior secured debt of $7.3 million. Net cash used in financing activities for the three months ended March 31, 2008 was $9.3 million. This reflects payments made on our senior secured debt of $8.3 million and a dividend distribution in the amount of $1.0 million to Language Line Holding II, Inc. an affiliated non-consolidated entity under the ultimate parent, Language Line Holdings, LLC. At March 31, 2009 the maximum amount available under the revolving credit facility was $40.0 million, and no balance was outstanding.

Debt Service. As of March 31, 2009, we had total indebtedness of $463.2 million and $40 million of borrowings available under our revolver credit facility, as defined in our loan agreement of which $0 is outstanding.

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

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of March 31, 2009 (dollars in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter	Other
Senior secured credit facilities	194,398	$9,054	$12,071	$173,273	$—	$—	$—	$—
Senior subordinated notes offered by Language Line, Inc.	165,000	—	—	—	165,000		—	—
Senior discount notes	108,993	—	—	—	—	108,993	—	—
Interest payments	144,165	32,470	41,834	37,590	24,573	7,698	—	—
Unrecognized tax benefits	1,128	375	—	—	—	—	—	753
Operating leases	2,046	887	983	176	—	—	—	—
Service Contract Commitments	8,633	2,775	3,700	2,158	—	—	—	—

Total cash contractual obligations	$624,363	$45,561	$58,588	$213,197	$189,573	$116,691	$—	$753

Interest payments with respect to the senior secured credit facilities assume a variable rate (4.47% at March 31, 2009), which represents the most recent rate applicable to these facilities. The senior subordinated notes offered by Language Line, Inc. and the senior discount notes are 11 1/8% and 14 1/8% fixed rate notes, respectively.

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

As consideration for these management services, Coto is charged a management fee by the Company equal to $500,000 per quarter. Management fees earned by the Company for the three months ended March 31, 2009 and 2008, included in revenues in the accompanying statements of operations, totaled $500,000 and $445,000, respectively.

Additionally, Coto is charged a fee to reimburse the Company for costs it incurs for providing interpretation services including interpreter labor, telecommunication, interpreter management and other miscellaneous direct costs. Reimbursable charges to Coto for interpretation services, netted against cost of revenues for the three months ended March 31, 2009 and 2008, totaled $5,403,000 and $169,000, respectively. Finally, reimbursable charges to Coto for other miscellaneous (indirect) costs netted against selling, general and administrative expenses totaled $883,000 and $230,000 for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, Coto owed the Company an aggregate of $2,917,000 related to these services and charges.

Income Taxes

The operations of the Company and subsidiaries are included in the consolidated federal and state income tax returns of its parent, Language Line Holdings, II Inc. The Company and subsidiaries manage the respective tax payments and refunds for Language Line Holdings, II Inc. Included in the accompanying consolidated balance sheet at March 31, 2009 and December 31, 2008 are amounts owed to Language Line Holdings, II Inc. of $1,330,000 and $2,229,000, respectively, under this arrangement. These amounts are presented separately from the amounts that are receivable or payable (from/to) taxing authorities for federal and state income taxes. In prior periods amounts owed to Language Line Holdings, II Inc. were offset against amounts due from/to taxing authorities in the balance sheet. The Company revised this presentation in the consolidated balance sheet in 2008, and the resulting changes have been reflected in the accompanying consolidated cash flow statement for the three months ended March 31, 2008.

In February 2009, California budget legislation was signed into law that, among other things, contained several state tax law changes that affected the Company’s effective state tax rate. As a result of these changes, the Company re-evaluated its state deferred tax liabilities and assets in the first quarter of 2009, as the effect of changes in tax laws are accounted for in the period the law changed. The impact of these tax law changes reduced the blended state tax rates applied to the Company’s recorded deferred tax liabilities at March 31, 2009, which had the effect of reducing the Company’s income tax provision for the quarter ended March 31, 2009 in the amount of approximately $3.4 million.

Critical Accounting Policies

Financial statement preparation requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying consolidated unaudited financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

As of March 31, 2009, we had $274.0 million principal amount of fixed-rate debt and $234.4 million of available floating-rate debt (of which we borrowed $194.4 million). Based on the amounts outstanding under the revolver credit facility and the term loan, a hypothetical increase of one percentage point would cause an increase to interest expense of approximately $1.9 million on an annual basis on the floating rate debt.

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

There have been no material changes in our risk factors from those disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Monterey, California on May 8, 2009.

LANGUAGE LINE HOLDINGS, INC.

/s/ Dennis G. Dracup
Dennis G. Dracup
Chief Executive Officer and Director

/s/ Michael F. Schmidt
Michael F. Schmidt
Chief Financial Officer and Secretary