Form 10-Q
period 2009-06-30
Language Line Holdings, Inc.
filed 2009-08-07
CIK 1301406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009.

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

As of June 30, 2009, there were 1,000 shares of the registrant’s common stock, $.01 par value, which is the only class of common stock of the registrant. There is no market for the registrant’s common stock, all of which is held by Language Line Holdings, LLC.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$33,311	$15,046
Accounts receivable, net	33,997	33,394
Prepaid expenses and other current assets	3,295	5,911
Income taxes receivable	5,295	2,105
Due from Coto Holdings, LLC (Note 4)	2,295	2,387
Deferred taxes on income	6,295	2,971

Total current assets	84,488	61,814
Property and equipment, net	9,507	8,547
Goodwill	408,793	408,793
Intangible assets, net	300,143	313,290
Deferred financing costs, net	6,536	7,880
Other assets	225	244

Total assets	$809,692	$800,568

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,366	$1,866
Accrued interest	1,427	791
Accrued compensation and interpreter costs	5,698	7,059
Other accrued liabilities	4,388	4,265
Due to Language Line Holdings, II Inc. (Note 5)	933	2,229
Current portion of long-term debt	12,071	16,339

Total current liabilities	26,883	32,549
Other liabilities	769	737
Long-term debt	179,309	185,336
Senior subordinated notes	162,979	162,699
Senior discount notes	108,993	102,402
Deferred taxes on income	128,989	131,965

Total liabilities	607,922	615,688

Stockholders’ equity:
Common stock, $.01 par value per share and 1,000 shares authorized, issued and outstanding	—	—

Additional paid-in capital	190,097	189,882
Retained Earnings (Accumulated deficit)	11,673	(5,002)

Total stockholders’ equity	201,770	184,880

Total liabilities and stockholders’ equity	$809,692	$800,568

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Revenues	$60,160	$52,220	$120,181	$101,117
Cost of services	18,713	16,948	37,403	33,274
Other expenses:
Selling, general and administrative	10,626	8,929	22,371	17,496
Interest	11,283	11,783	22,700	24,342
Depreciation and amortization	7,022	7,363	14,353	14,732

Total other expenses	28,931	28,075	59,424	56,570

Other income:
Interest	—	18	—	272
Other	70	243	173	578

Total other income	70	261	173	850

Income before taxes	12,586	7,458	23,527	12,123
Taxes on income	5,628	3,714	6,852	6,078

Net income	$6,958	$3,744	$16,675	$6,045

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30, 2009	Six months ended June 30, 2008
		(Revised)
Cash flows from operating activities:
Net income	$16,675	$6,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,353	14,732
Amortization of deferred financing costs	1,344	1,343
Deferred taxes on income	(6,300)	(3,477)
Stock based compensation expense	214	213
Accretion of discount on long-term debt	6,871	6,559
Effect of changes in operating assets and liabilities:
Accounts receivable	(603)	(561)
Prepaid expenses and other current assets	2,616	(686)
Due from Coto Holdings, LLC	92	(2,509)
Due to Language Line Holdings, II, Inc.	(1,296)	242
Other assets	19	—
Accounts payable	500	(1,009)
Income taxes receivable/payable	(3,190)	715
Accrued interest and other liabilities	386	(1,594)

Net cash provided by operating activities	31,681	20,013

Cash flows from investing activities:
Purchase of property and equipment	(3,121)	(665)
Acquisition of intangible asset	—	(89)

Net cash used in investing activities	(3,121)	(754)

Cash flows from financing activities:
Long-term debt repayments	(10,295)	(11,340)
Dividend paid to parent company	—	(1,000)

Net cash used in financing activities	(10,295)	(12,340)

Net increase in cash and cash equivalents	18,265	6,919
Cash and cash equivalents - beginning of period	15,046	13,898

Cash and cash equivalents - end of period	$33,311	$20,817

Supplemental cash flow disclosures:
Cash paid for interest	$13,749	$17,869

Cash paid for income taxes	$17,606	$8,597

See notes to condensed consolidated financial statements.

LANGUAGE LINE HOLDINGS, INC. AND SUBSIDIARIES

(An Indirect Wholly-Owned Subsidiary of Language Line Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial reporting. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2009 and June 30, 2008 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 of Language Line Holdings, Inc., which are included in the Form 10-K filed with the SEC on March 26, 2009.

In accordance with the rules and regulations of the SEC, unaudited condensed consolidated financial statements may omit or condense certain information and disclosures normally required for a complete set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The Company has evaluated subsequent events through August 7, 2009, the date the Company filed its Quarterly Report on Form10-Q for the quarter ended June 30, 2009.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of LLHI, LLI, LLC and LLC’s wholly-owned subsidiaries as of June 30, 2009 and December 31, 2008, and the results of operations for the three and six months ended June 30, 2009 and 2008. All significant intercompany accounts and transactions have been eliminated in consolidation.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill resulting from a business combination be tested for impairment annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. The Company completed the annual test of impairment for goodwill as of December 31, 2008. This test resulted in no impairment being recognized. Other intangible assets are generally amortized on a straight-line basis over their useful life which is based on historic experience and plans for utilization of the assets by the Company subsequent to the business combination.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The fair value measurement of financial assets and financial liabilities was effective for us beginning in fiscal year 2008. Three FASB Staff Positions (“FSP”) on this statement were subsequently issued. FSP No. 157-1, issued on February 14, 2008, excluded SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, which are required to be measured at fair value under SFAS No. 141, “Business Combinations” or SFAS 141(R), regardless of whether those assets and liabilities are related to leases. This FSP was effective upon our initial adoption of SFAS 157. FSP No. 157-2, issued on February 12, 2008, delayed the effective date of this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The adoption of FSP No. 157-2 did not have a material impact on our financial statements. FSP No. 157-3, issued in October 2008 and effective upon issuance, clarifies how SFAS 157 should be applied when valuing securities in markets that are not active by illustrating key considerations in determining fair value. Our adoption of this statement on January 1, 2008 was limited to financial assets and liabilities, and did not have a material impact on our consolidated financial position, results of operations or cash flows. We adopted this statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value on a non-recurring basis on January 1, 2009. This adoption did not have a material impact on our financial statements. In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets. We adopted FSP 157-4 effective April 1, 2009. This adoption did not have a material impact on our financial statements.

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

Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments”, which became effective in the second quarter of 2009. This guidance increases the frequency of fair value disclosures from annual only to quarterly for all financial instruments within the scope of SFAS 107, whether recognized or not on the balance sheet. This FSP requires disclosures of the methods and significant assumptions used to estimate the fair values of those financial instruments. The Company has determined that the carrying amount of cash, accounts receivable, accounts payable, accrued compensation and interpreter costs and other accrued liabilities approximated fair value at June 30, 2009 and December 31, 2008. The fair value of debt instruments is disclosed in Note 6.

Reclassifications

Certain balance sheet amounts in our previously filed financial statements have been reclassified to conform to the current period presentation, as discussed in Note 5.

2. Guarantor Subsidiaries

The Company’s outstanding public debt (the “Senior Subordinated Notes”) is jointly and severally, fully and unconditionally guaranteed by the Company and its subsidiaries (the “Guarantor Subsidiaries”). The Company or Parent Company has no independent assets or operations. The subsidiaries are 100% owned by the Company. At June 30, 2009, a total of approximately $163.0 million of Senior Subordinated Notes were outstanding. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

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

As consideration for these management services, Coto is charged a management fee by the Company equal to $500,000 per quarter. Management fees earned by the Company for the three and six months ended June 30, 2009, included in revenues in the accompanying statements of operations, totaled $500,000 and $1,000,000, respectively. For the three and six months ended June 30, 2008, these amounts totaled $500,000 and $945,000, respectively.

Additionally, Coto is charged a fee to reimburse the Company for costs it incurs for providing interpretation services including interpreter labor, telecommunication, interpreter management and other miscellaneous direct costs. Reimbursable charges to Coto for interpretation services, netted against cost of revenues for the three and six months ended June 30, 2009, totaled $5,069,000 and $10,472,000, respectively. For the three and six months ended June 30, 2008, these amounts totaled $2,745,000 and $2,914,000, respectively. Finally, reimbursable charges to Coto for other miscellaneous (indirect) costs netted against selling, general and administrative expenses totaled $603,000 and $1,486,000 for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2008, these amounts totaled $75,000 and $157,000, respectively. At June 30, 2009, Coto owed the Company an aggregate of $2,295,000 related to these services and charges.

5. Income Taxes

The operations of the Company and subsidiaries are included in the consolidated federal and state income tax returns of its parent, Language Line Holdings, II Inc. The Company and subsidiaries manage the respective tax payments and refunds for Language Line Holdings, II Inc. Included in the accompanying consolidated balance sheet at June 30, 2009 and December 31, 2008 are amounts owed to Language Line Holdings, II Inc. of $933,000 and $2,229,000, respectively, under this arrangement. These amounts are presented separately from the amounts that are receivable or payable (from/to) taxing authorities for federal and state income taxes. In prior periods amounts owed to Language Line Holdings, II Inc. were offset against amounts due from/to taxing authorities in the consolidated balance sheet. The Company revised this presentation in the consolidated balance sheet in 2008, and the resulting changes have been reflected in the accompanying consolidated cash flow statement for the six months ended June 30, 2008.

In February 2009, California budget legislation was signed into law that, among other things, contained several state tax law changes that affected the Company’s effective state tax rate. As a result of these changes, the Company re-evaluated its state deferred tax liabilities and assets in the first quarter of 2009. The impact of these tax law changes reduced the blended state tax rates applied to the Company’s recorded deferred tax liabilities, which had the effect of reducing the Company’s income tax provision for the six months ended June 30, 2009 in the amount of approximately $3.5 million.

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Current portion of long-term debt:
Term loan	$12,071	$16,339

Long-term debt (non-current):
Term loan	179,309	185,336

Senior subordinated notes	162,979	162,699

Senior discount notes	108,993	102,402

Total debt	$463,352	$466,776

The fair value of the term loan is approximately $190.4 million and $185.6 million at June 30, 2009 and December 31, 2008, respectively, determined principally by noting the fair value that was determined for the senior subordinated notes, with appropriate consideration of the current yield, seniority and other of the provisions and characteristics that are specific to the term loan.

The fair value of the senior subordinated notes, based on quoted market prices in markets that are not active, or observable pricing inputs, including yields and reported trades, is approximately $164.2 million and $152.8 million at June 30, 2009 and December 31, 2008, respectively.

The fair value of the senior discount notes, based on quoted market prices in markets that are not active, or observable pricing inputs, including yields and reported trades, is approximately $105.7 million and $78.5 million at June 30, 2009 and December 31, 2008, respectively.

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

Results of Operations

The following table sets forth the percentages of revenue that certain items of operating data constitute for the periods indicated:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Statement of Operations data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues	31.1%	32.5%	31.1%	32.9%
Other expenses:
Selling, general and administrative	17.7%	17.1%	18.6%	17.3%
Interest	18.7%	22.6%	18.9%	24.1%
Depreciation and amortization	11.7%	14.1%	11.9%	14.6%

Total other expenses	48.1%	53.8%	49.4%	56.0%

Other income:
Interest	0.0%	0.0%	0.0%	0.3%
Other	0.1%	0.5%	0.1%	0.6%

Total other income	0.1%	0.5%	0.1%	0.9%

Income before taxes	20.9%	14.3%	19.6%	12.0%
Tax on income	9.3%	7.1%	5.7%	6.0%

Net income	11.6%	7.2%	13.9%	6.0%

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Revenues for the three months ended June 30, 2009 were $60.2 million as compared to $52.2 million for the three months ended June 30, 2008, an increase of $8.0 million or 15.2%. This increase in revenue is driven by principally by an increase in OPI billed minutes, offset partially by a decline in the average rate per billed minute.

Cost of services consists primarily of costs associated with interpretation services and customer support. Significant cost components include compensation of interpreters and telecommunication charges. For the three months ended June 30, 2009, cost of services were $18.7 million as compared to $16.9 million for the three months ended June 30, 2008 an increase of $1.8 million or 10.4%. This increase was primarily due to increased interpretation minutes, partially offset by a lower cost per minute as a result of lower interpreter costs, as well as by a reduction of severance amounts previously recorded for global center employees who voluntarily terminated their employment with the Company.

Selling, general and administrative expenses for the three months ended June 30, 2009 were $10.6 million as compared to $8.9 million for the three months ended June 30, 2008, an increase of $1.7 million or 19.0%. This increase was primarily due to higher sales and marketing expenses.

Interest expense for the three months ended June 30, 2009 was $11.3 million as compared to $11.8 million for the three months ended June 30, 2008, a decrease of $0.5 million or 4.2%. This was primarily due to a decrease in the interest rate on our senior secured debt (at June 30, 2009 the rate was 3.85 % as compared to 6.06% at June 30, 2008), combined with a lower average principal balance during the period for this senior secured debt.

Depreciation and amortization was $7.0 million for the three months ended June 30, 2009 compared to $7.4 million for the three months ended June 30, 2008. This decrease was due principally to certain assets that became fully depreciated period over period.

Tax expense on income for the three months ended June 30, 2009 was $5.6 million as compared to $3.7 million for the three months ended June 30, 2008, an increase of $1.9 million. The effective tax rate for the quarter ended June 30, 2009 was 44.7% as compared to 49.8% for the quarter ended June 30, 2008. The Company’s effective tax rate is significantly impacted by its permanent differences, which are significant in relation to the income before taxes on income. These permanent differences consist principally of a portion of the interest expense incurred on our senior discount notes, which is non-deductible for income tax purposes.

As a result of the factors described above, net income was $7.0 million for the three months ended June 30, 2009 as compared to $3.7 million for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenues for the six months ended June 30, 2009 were $120.2 million as compared to $101.1 million for the six months ended June 30, 2008, an increase of $19.1 million or 18.9%. This increase in revenue is driven by principally by an increase in OPI billed minutes, offset partially by a decline in the average rate per billed minute.

Cost of services consists primarily of costs associated with interpretation services and customer support. Significant cost components include compensation of interpreters and telecommunication charges. For the six months ended June 30, 2009, cost of services were $37.4 million as compared to $33.3 million for the six months ended June 30, 2008 an increase of $4.1 million or 12.4%. This increase was primarily due to increased interpretation minutes, partially offset by a lower cost per minute as a result of lower interpreter costs as well as by a reduction of severance amounts previously recorded for global center employees who voluntarily terminated their employment with the Company.

Selling, general and administrative expenses for the six months ended June 30, 2009 were $22.4 million as compared to $17.5 million for the six months ended June 30, 2008, an increase of $4.9 million or 27.9%. This increase was primarily due to higher sales and marketing expenses of $4.2 million, coupled with increases in other selling, general and administrative expenses.

Interest expense for the six months ended June 30, 2009 was $22.7 million as compared to $24.3 million for the six months ended June 30, 2008, a decrease of $1.6 million or 6.7%. This was primarily due to a decrease in the interest rate on our senior secured debt (at June 30, 2009 the rate was 3.85% as compared to 6.06% at June 30, 2008), combined with a lower average principal balance during the period for this senior secured debt.

Depreciation and amortization was $14.4 million for the six months ended June 30, 2009 compared to $14.7 million for the six months ended June 30, 2008. This decrease was due principally to certain assets that became fully depreciated period over period.

Tax expense on income for the six months ended June 30, 2009 was $6.9 million as compared to $6.1 million for the six months ended June 30, 2008, an increase of $0.8 million. The effective tax rate for the six months ended June 30, 2009 was 29.1% as compared to 50.1% for the six months ended June 30, 2008. In February 2009, California budget legislation was signed into law that, among other things, contained several state tax law changes that affected the Company’s effective state tax rate. As a result of these changes, the Company re-evaluated its state deferred tax liabilities and assets in the first quarter of 2009. The impact of these tax law changes reduced the blended state tax rates applied to the Company’s recorded deferred tax liabilities, which had the effect of reducing the Company’s income tax provision for the six months ended June 30, 2009 in the amount of approximately $3.5 million. Further, the Company’s effective tax rate is significantly impacted by its permanent differences, which are significant in relation to the income before taxes on income. These permanent differences consist principally of a portion of the interest expense incurred on our senior discount notes, which is non-deductible for income tax purposes.

As a result of the factors described above, net income was $16.7 million for the six months ended June 30, 2009 as compared to $6.0 million for the six months ended June 30, 2008.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2009 was $31.7 million. This reflects net income of $16.7 million, non-cash charges of $22.8 million, offset by cash used in operating assets and liabilities (net) of $1.5 million and by a decrease in deferred income taxes of $6.3 million. Non-cash charges include depreciation and amortization, amortization of deferred financing costs, accretion of discount on long-term debt, and stock based compensation. Net cash provided by operating activities for the six months ended June 30, 2008 was $20.0 million. This reflects net income of $6.0 million, non-cash charges of $ 22.8 million, cash provided by operating assets and liabilities (net) of $5.4 million, offset by a decrease in deferred income taxes of $3.5 million.

Investing Activities. Net cash used in investing activities was $3.1 million for the six months ended June 30, 2009. This reflects capital expenditures for the period. Net cash used in investing activities was $0.8 million for the six months ended June 30, 2008. This reflects principally capital expenditures of $0.7 million for the period.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2009 was $10.3 million, reflecting payments made on our senior secured debt. Net cash used in financing activities for the six months ended June 30, 2008 was $12.3 million. This reflects payments made on our senior secured debt of $11.3 million and a dividend distribution in the amount of $1.0 million to Language Line Holding II, Inc. an affiliated non-consolidated entity under the ultimate parent, Language Line Holdings, LLC. At June 30, 2009 the maximum amount available under the revolving credit facility was $40.0 million, and no balance was outstanding.

Debt Service. As of June 30, 2009, we had total indebtedness of $463.4 million and $40 million of borrowings available under our revolver credit facility, as defined in our loan agreement of which $0 is outstanding.

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

On June 11, 2004 the Company issued approximately $109.0 million of 14 1/8% Senior Discount Notes for net proceeds of approximately $55.0 million. No cash interest will accrue on the senior discount notes prior to June 15, 2009. Thereafter, cash interest on the senior discount notes will accrue at a rate of 14 1/8 % per annum and be payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2009. The senior discount notes are unsecured senior obligations, are subordinate to the Notes described above, and rank equally with all of the Company’s future senior indebtedness and rank senior to all subordinated indebtedness. The senior discount notes are subordinated to all of the Company’s subsidiaries’ existing and future obligations and are due June 15, 2013.

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

Contractual and Commercial Commitments Summary

The following tables present our long-term contractual cash obligations as of June 30, 2009 (dollars in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter	Other
Senior secured credit facilities	$191,380	$6,036	$12,071	$173,273	$—	$—	$—	$—

Senior subordinated notes offered by Language Line, Inc.	165,000	—	—	—	165,000	—	—	—
Senior discount notes	108,993	—	—	—	—	108,993	—	—
Interest payments	130,573	20,531	40,713	37,058	24,573	7,698	—	—
Unrecognized tax benefits	1,144	375	—	—	—	—	—	769
Operating leases	9,355	567	971	858	706	723	5,530	—
Service Contract Commitments	7,738	1,860	3,713	2,165	—	—	—	—

Total cast contractual obligations	$614,183	$29,369	$57,468	$213,354	$190,279	$117,414	$5,530	$769

Interest payments with respect to the senior secured credit facilities assume a variable rate (3.85% at June 30, 2009), which represents the most recent rate applicable to these facilities. The senior subordinated notes offered by Language Line, Inc. and the senior discount notes are 11 1/8% and 14 1/8% fixed rate notes, respectively.

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

As consideration for these management services, Coto is charged a management fee by the Company equal to $500,000 per quarter. Management fees earned by the Company for the three and six months ended June 30, 2009, included in revenues in the accompanying statements of operations, totaled $500,000 and $1,000,000, respectively. For the three and six months ended June 30, 2008, these amounts totaled $500,000 and $945,000, respectively.

Additionally, Coto is charged a fee to reimburse the Company for costs it incurs for providing interpretation services including interpreter labor, telecommunication, interpreter management and other miscellaneous direct costs. Reimbursable charges to Coto for interpretation services, netted against cost of revenues for the three and six months ended June 30, 2009, totaled $5,069,000 and $10,472,000, respectively. For the three and six months ended June 30, 2008, these amounts totaled $2,745,000 and $2,914,000, respectively. Finally, reimbursable charges to Coto for other miscellaneous (indirect) costs netted against selling, general and administrative expenses totaled $603,000 and $1,486,000 for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2008, these amounts totaled $75,000 and $157,000, respectively. At June 30, 2009, Coto owed the Company an aggregate of $2,295,000 related to these services and charges.

The operations of the Company and subsidiaries are included in the consolidated federal and state income tax returns of its parent, Language Line Holdings, II Inc. The Company and subsidiaries manage the respective tax payments and refunds for Language Line Holdings, II Inc. Included in the accompanying consolidated balance sheet at June 30, 2009 and December 31, 2008 are amounts owed to Language Line Holdings, II Inc. of $933,000 and $2,229,000, respectively, under this arrangement. These amounts are presented separately from the amounts that are receivable or payable (from/to) taxing authorities for federal and state income taxes. In prior periods amounts owed to Language Line Holdings, II Inc. were offset against amounts due from/to taxing authorities in the balance sheet. The Company revised this presentation in the consolidated balance sheet in 2008, and the resulting changes have been reflected in the accompanying consolidated cash flow statement for the six months ended June 30, 2008.

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

As of June 30, 2009 we had $274 million principal amount of fixed-rate debt and $231.4 million of available floating-rate debt (of which we borrowed $191.4 million). Based on the amounts outstanding under the revolver credit facility and the term loan, a hypothetical increase of one percentage point would cause an increase to interest expense of approximately $1.9 million on an annual basis on the floating rate debt.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Monterey, California on August 7, 2009.

LANGUAGE LINE HOLDINGS, INC.

/s/ Dennis G. Dracup
Dennis G. Dracup
Chief Executive Officer and Director

/s/ Michael F. Schmidt
Michael F. Schmidt
Chief Financial Officer and Secretary